Form 10QSB
period 1995-09-30
HOME PORT BANCORP INC
filed 1995-11-14
CIK 832769

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                     .....................................
                                  FORM 10-QSB


(Mark one)
      X     Quarterly report pursuant to Section 13 or 15 (d) of the Securities
  --------- Exchange Act of 1934 for the quarterly period ended
            September 30, 1995 or


  _________ Transition report pursuant to Section 13 or 15 (d) of the Securities
            Exchange Act of 1934 for the transition period from ____ to ____.

                        Commission file number 0-17099
                        ------------------------------


                            HOME PORT BANCORP, INC.
                      -----------------------------------
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)



             Delaware                                     04-3016821
    ______________________________.             ______________________________.
   (State or other jurisdiction of             (I.R.S. Employer Identification
    incorporation or organization)               Number)

         104 Pleasant Street
       Nantucket, Massachusetts                          02554
    _____________________________.                    ____________
    (Address of principal executive office)            (Zip Code)



                                (508) 228-0580
                _______________________________________________.
                (Issuer's telephone number, including area code)



                                Not applicable
        _______________________________________________________________
        (Former name, former address and former fiscal year, if changed since last report)



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes    X       No
                             -------       -------.


   The number of shares outstanding of each of the registrant's classes of common stock as of September 30, 1995:


        Common Stock $.01 par value                       1,841,890
        ---------------------------               ------------------------.
              (Title of Class)                      (Shares Outstanding)



Transitional Small Business Disclosure Format (check one)
Yes           No  X
    -------    -------.


                                    INDEX


PART I - FINANCIAL INFORMATION                                       Page No.
                                                                   ----------

     Consolidated Balance Sheets at September 30, 1995 and December     3
     31, 1994

     Consolidated Statements of Income for the three months
     and the nine months ended September 30, 1995 and 1994.             4

     Consolidated Statements of Cash Flows for the nine months
     ended September 30, 1995 and 1994                                  5

     Notes to Consolidated Financial Statements                        6-7

     Management's Discussion and Analysis of Financial Condition       8-9
     and Results of Operation

PART II - OTHER INFORMATION                                             10

     Signatures                                                         11

                   HOME PORT BANCORP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share amounts)

                                                    September 30,   December 31,
                                                       1995             1994
                                                   -------------    ------------
Assets
  Cash and due from banks                                $4,618         $4,603
  Federal funds sold                                      1,680          4,910
                                                   -------------    ------------
    Total cash and cash equivalents                       6,298          9,513
                                                   -------------    ------------
  Investment securities (market value
    $22,823 and $26,505)                                 23,214         28,152
  Investment securities available for sale
    (book value of $5,584 and $1,683)                     5,608          1,619
  Loans, net of allowance for possible loan
    losses of $2,191 and $2,154                         120,095        110,205
  Loans held for sale                                     6,611          8,020
  Other real estate owned                                    --             45
  Land, buildings and equipment, net                      1,203            920
  Accrued income receivable                               1,065            825
  Net deferred tax asset                                    588            647
  Stock in Federal Home bank of Boston, at cost           2,321          1,714
  Prepaid expenses and other assets                         769            664
                                                   -------------    ------------
        Total assets                                   $169,772       $162,324
                                                   =============    ============
Liabilities and Stockholders' Equity
  Liabilities:
    Deposits                                           $118,485       $104,386
    Borrowed funds                                       27,508         33,107
    Accrued expenses                                      1,644          1,461
    Dividends Payable                                        --          4,605
    Other liabilities                                       419            241
                                                   -------------    ------------
      Total liabilities                                 148,056        143,800
                                                   -------------    ------------
Stockholders' equity
  Preferred stock $.01 par value 2,000,000
    shares authorized, none issued                           --             --
  Common stock $.01 par value 10,000,000
    shares authorized, 2,325,494 issued at
    December 31, 1994 and September 30, 1995                 22             22
  Additional paid-in capital                             17,474         17,474
  Retained earnings-restricted                            6,603          5,462
  Unrealized gain (loss) on securities
    available for sale, net of tax                           14            (37)
  Less:

    Treasury stock, at cost (483,604 shares at
      December 31, 1994 and September 30, 1995)          (4,397)        (4,397)
                                                   -------------    ------------
      Total stockholders' equity                         19,716         18,524
                                                   -------------    ------------
        Total liabilities and stockholders'
          equity                                       $167,772       $162,324
                                                   =============    ============

                   Home Port Bancorp, Inc. and Subsidiaries
                       Consolidated Statement of Income


(Unaudited, in thousands, except share and per share data)

                                                                    Three Months Ended                 Nine Months Ended
                                                              -------------------------------   -------------------------------
                                                              Sept. 30, 1995   Sept. 30, 1994   Sept. 30, 1995   Sept. 30, 1994
                                                              --------------   --------------   --------------   --------------
Interest and dividend income:
  Interest on loans                                               $2,937           $2,302            $8,372          $6,325
  Interest on investment securities                                  405              450             1,219           1,337
  Dividends                                                           42               66               121              97
  Federal funds sold                                                  45               41                78              88
                                                              --------------   --------------   --------------   --------------
    Total interest and dividend income                             3,429            2,859             9,790           7,847
                                                              --------------   --------------   --------------   --------------
Interest expense:
  Interest on depositors' accounts                                   966              827             2,686           2,296
  Interest on borrowed funds                                         555              407             1,816           1,015
                                                              --------------   --------------   --------------   --------------
    Total interest expense                                         1,521            1,234             4,502           3,311
                                                              --------------   --------------   --------------   --------------
Net interest and dividend income                                   1,908            1,625             5,288           4,536
Provision for possible loan losses                                    --               --                --              --
                                                              --------------   --------------   --------------   --------------
  Net interest and dividend income after provision
    for possible loan losses                                       1,908            1,625             5,288           4,536
Non-interest income:
  Deposit servicing fees                                              78               77               232             213
  Loan servicing fees                                                 61               39               165             102
  Other fees                                                          76               77               245             225
  Net gain from sales of mortgage loans                                6                1                19              12
  Net gain (loss) from sales of securities                            --               --                (3)             11
                                                              --------------   --------------   --------------   --------------
    Total non-interest income                                        221              194               658             563
                                                              --------------   --------------   --------------   --------------
Non-interest expense:
  Salaries and employee benefits                                     494              426             1,451           1,184
  Building and equipment expenses                                    109              104               297             260
  Loss (gain) on other real estate owned                               5             (162)                9            (301)
  Deposit insurance fees                                              (4)              53               139             184
  Professional fees                                                   66               79               168             199
  Other                                                              242              259               640             659
                                                              --------------   --------------   --------------   --------------
    Total non-interest expense                                       912              759             2,704           2,185
                                                              --------------   --------------   --------------   --------------
Income before income taxes                                         1,217            1,060             3,242           2,914
Provision for income taxes                                           450              470             1,273           1,244
                                                              --------------   --------------   --------------   --------------
Net income                                                          $767             $590            $1,969          $1,670
                                                              ==============   ==============   ==============   ==============
Earnings per common share                                          $0.42            $0.32             $1.07           $0.91
                                                              ==============   ==============   ==============   ==============

                   Home Port Bancorp, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows

                                                           Nine Months Ended
(Unaudited, in thousands)                                    September 30,
                                                           1995         1994
                                                        ---------    ---------
Net cash flows from operating activities:
  Net income                                              $1,969       $1,670
  Adjustments to reconcile net income to net cash
   provided by operations:
    Increase in accrued interest receivable                 (240)        (284)
    Net amortization of investment securities              1,023        1,882
    Provision for possible loan losses                        --           --
    Other, net                                               931          431
                                                        ---------    ---------
      Net cash provided by operating activities            3,683        3,699
                                                        ---------    ---------
Cash flows from investing activities:
  Purchases of securities available for sale              (4,972)          --
  Purchases of securities held to maturity                    --       (7,716)
  Proceeds from sales of securities available for sale       726        4,056
  Proceeds from maturities of securities available for
   sale                                                      257           --
  Proceeds from maturities of securities held to
   maturity                                                3,915        2,050
  Net increase in loans                                   (9,890)     (26,728)
  Purchases of land, buildings and equipment                (402)        (380)
  Proceeds from sale of other real estate owned              401          883
                                                        ---------    ---------
      Net cash used for investing activities              (9,965)     (27,835)
                                                        ---------    ---------
Cash flows from financing activities:
  Net increase in deposits                                14,099       16,008
  Cash dividends paid                                     (5,433)        (827)
  Proceeds from stock options exercised                       --          254
  Net increase (decrease) in borrowed funds               (5,599)       9,089
                                                        ---------    ---------
      Net cash provided from financing activities          3,067       24,524
                                                        ---------    ---------
Net increase (decrease) in cash and cash equivalents      (3,215)         388
Cash and cash equivalents at beginning of year             9,513        5,657
                                                        ---------    ---------
Cash and cash equivalents at end of period                $6,298       $6,045
                                                        =========    =========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
      Interest expense                                    $4,490       $3,310
      Income taxes                                        $1,122       $  788
  Loans foreclosed and insubstance foreclosures
   transferred to other real estate owned                 $  365       $   --

                   HOME PORT BANCORP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements of Home Port Bancorp, Inc. ("The Company") and its wholly owned subsidiaries, Nantucket Bank ("the Bank") and N.B. Securities, Inc. ("a Massachusetts Securities Corporation") have been prepared in accordance with regulations of the Securities and Exchange Commission. Certain information, required by generally accepted accounting principles, has been condensed or omitted pursuant to such rules and regulations. Inter-company accounts and transactions have been eliminated.

The financial statements for the periods ended September 30, 1995 and 1994 are unaudited, but include normal recurring adjustments which management considers necessary for a fair presentation of results. Interim results are not necessarily indicative of the results to be expected for the entire year. It is recommended that these statements be read in conjunction with the audited financial statements for the year end December 31, 1994.

2. INVESTMENT SECURITIES (in thousands)

Investment securities held to maturity consist of the following:

                                           Sept. 30, 1995     December 31, 1994
                                        -------------------  -------------------
                                         Book       Market     Book      Market
                                         Value       Value     Value     Value
                                        -------------------  -------------------
United States government and
  agency obligations                     $6,593     $6,519     $8,668    $8,253
State and municipal obligations             853        848      1,479     1,439
Other bonds and notes                     6,619      6,546      7,802     7,547
Mortgage-backed securities                9,149      8,910     10,203     9,266
                                        -------------------  -------------------
     Total held to maturity             $23,214    $22,823    $28,152   $26,505
                                        ===================  ===================

Investment securities available for sale consist of the following:


                                           Sept. 30, 1995     December 31, 1994
                                        -------------------  -------------------
                                         Book       Market     Book      Market
                                         Value       Value     Value     Value
                                        -------------------  -------------------
United States government and
  agency obligations                     $3,573     $3,582     $1,470    $1,420
State and municipal obligations             668        667         --        --
Other bonds and notes                     1,232      1,247        101       100
Marketable equity securities                111        112        112        99
                                        -------------------  -------------------
     Total available for sale            $5,584     $5,608     $1,683    $1,619
                                        ===================  ===================

                   HOME PORT BANCORP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.  LOANS, NET (in thousands)


                                                          September 30, 1995    December 31, 1994
                                                          ------------------    -----------------

Mortgage loans:
       Residential
          Fixed                                                  $16,363              $14,737
          Adjustable                                              55,603               55,320
       Commercial                                                 33,496               27,404
       Residential construction                                   33,374               25,867
                                                          ------------------    -----------------
               Total principal balances                          138,836              123,328
Less: Due to borrowers on uncompleted loans                      (21,912)             (13,464)
      Deferred loan origination fees                                (418)                (443)
                                                          ------------------    -----------------
               Total mortgage loans                              116,506              109,421
                                                          ------------------    -----------------
Other loans:
      Commercial                                                   6,707                6,048
      Second mortgage                                              1,752                2,027
      Home equity                                                  1,518                1,399
      Passbook and stock secured                                   1,300                  884
      Consumer                                                     1,114                  600
                                                          ------------------    -----------------
            Total other loans                                     12,391               10,958
                                                          ------------------    -----------------
Less: Allowance for possible loan losses                          (2,191)              (2,154)
                                                          ------------------    -----------------
      Loans, net (A)                                            $126,706             $118,225
                                                          ==================    =================

The Federal Home Loan Bank has a blanket lien covering residential and commercial mortgage loans as collateral for the Bank's borrowing from the FHLB.

(A) Includes loans held for sale of $6,611 and $8,020 at September 30, 1995 and December 31, 1994.

                    HOME PORT BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  (CONTINUED)

A summary of the transactions in the allowance for possible loan losses is as follows:

                                                                  Nine Months Ended
                                                                    September 30,         Year Ended
                                                              ------------------------   December 31,
                                                                 1995         1994          1994
                                                              ----------   -----------   ------------
Balance at beginning of period                                 $  2,154      $  2,093     $     2,093
     Provision charged to operations                                 --            --              --
     Recoveries                                                      56           112             102
     Net realized losses charged to allowance                       (19)          (28)            (41)
                                                              ----------   -----------   ------------
Balance at beginning of period                                 $  2,191      $  2,177     $     2,154
                                                              ==========   ===========   ============
The allowance for possible losses is allocated as follows:

     Residential mortgage loans                                $    486      $    454     $       456
     Commercial mortgage loans                                    1,144         1,132           1,114
     Commercial loans                                               238           254             254
     All other loans                                                323           337             330
                                                              ----------   -----------   ------------
         Total                                                 $  2,191      $  2,177     $     2,154
                                                              ==========   ===========   ============

Non-performing loans are summarized as follows:

                                                                       September 30,     December 31,
                                                                           1995              1994
                                                                       --------------    -------------
Loans accounted for on a non-accrual basis                             $           --    $        357
Accruing loans 90 days past due                                        $           15    $         76
Impaired loans                                                         $           --    $         --
Restructured loans                                                     $           --    $         96

4.  COMMITMENTS (in thousands)

In the normal course of business, there are outstanding commitments that are not reflected in the balance sheet. Firm commitments to originate mortgage loans were $5,665 at September 30, 1995.

5.  INCOME TAXES (in thousands)

The effective rate for the quarter ended September 30, 1995 is 37%, which is less than the statutory rate of 43% primarily due to a change in the valuation allowance.

                   HOME PORT BANCORP, INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

              Unaudited Interim Information for September 30, 1995

                           CONSOLIDATED BALANCE SHEET
                           --------------------------

Total assets of Home Port Bancorp, Inc. (the "Company") increased $5.4 million to $167.8 million at September 30, 1995 from $162.3 million at December 31, 1994.

Net loans outstanding (including loans held for sale) were $126.7 million at September 30, 1995; an increase of $8.5 million from $118.2 million at December 31, 1994.

Total deposits increased by $14.1 million to $118.5 million at September 30, 1995 from $104.4 million at December 31, 1994.

Borrowed funds, consisting of Federal Home Loan Bank advances, totaled $27.5 million at Sept. 30, 1995 a decrease of $5.6 million from the December 31, 1994 total of $33.1 million.

Balance sheet changes were substantially in line with management's expectations of seasonal variations.

Total stockholders' equity increased by $1.2 million to $19.7 million at September 30, 1995 from $18.5 million at December 31, 1994. For the nine month period ended September 30, 1995 net income totaled $2.0 million and cash dividends declared totaled $.8 million.

                             RESULTS OF OPERATIONS
                             ---------------------

General

For the quarter ended September 30, 1995, the Company reported net income of $767 thousand or $0.42 per share compared to net income of $590 thousand or $0.32 per share for the quarter ended September 30, 1994. The increase in quarterly earnings is primarily attributable to an increase in net interest and dividend income of $283 thousand and a reduction of $56 thousand in deposit insurance expense offset by a reduction of $167 thousand in gains on other real estate owned.

Net Interest Income

Interest and dividend income increased by $283 thousand or 17.4% to $1.9 million for the quarter ended September 30, 1995 as compared to the same period in 1994. The net interest margin and net interest spread were 4.57% and 3.93%, respectively, for the quarter ended September 30, 1995 compared to 4.17% and 3.88% for the same period in 1994. The increase in the interest margin and spread was due primarily to repricing of adjustable rate assets.

Return on Equity

Return on equity has increased from 9.22% for the nine months ended September 30, 1994 to 13.77% for the same period in 1995. This improvement is due to higher earnings combined with a lower equity base resulting from the $4.6 million ($2.50 per share) special dividend declared in the fourth quarter of 1994.

                   HOME PORT BANCORP, INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

              Unaudited Interim Information for September 30, 1995

Provision for Loan Losses

The allowance for loan losses at September 30, 1995 was $2.2 million or 1.71% of total loans. At December 31, 1994 the allowance for loan losses also totaled $2.2 million or 1.83% of total loans. The Bank believes that the current level of the allowance for loan losses is adequate and, hence, has made no provision for possible loan losses during the year ended December 31, 1994 or the nine months ended September 30, 1995. However, any unforeseen future economic problems could lead to the Bank experiencing additional delinquencies requiring additional provisions for possible loan losses.


Non-performing Loans and Other Real Estate Owned

The Bank's non-performing loans, including accruing loans 90 days past due, impaired loans and restructured loans, decreased to $15 thousand at September 30, 1995 compared to $529 thousand at December 31,1994. None of these loans were to affiliated persons. As of September 30, 1995, the Bank had no other real estate owned compared to $45 thousand at December 31, 1994

Effective January 1, 1995 the Bank adopted Statement of Financial Accounting Standards ("SFAS") No. 114 "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. Adoption of these statements has not and is not expected to have a material effect on the Bank's financial condition or results or operations..

At September 30, 1995 management has identified $332 thousand of loans that, while currently performing, may pose potential problems due to serious doubts about the ability of the borrowers to comply with all of their present loan repayment terms. The Bank believes that its allowance for loan losses is adequate to absorb any losses that may result from these loans.


Income Taxes

The Company and its subsidiaries file a consolidated Federal income tax return. The Parent Company is subject to Delaware franchise tax. The Bank and N.B. Securities Inc. are subject to Massachusetts State income tax. For interim unaudited financial statements, management calculated the provision for taxes using an estimated combined Federal income and Massachusetts income tax rate of 40% and made an adjustment decreasing the deferred tax valuation reserve. The expected tax rate is reviewed and adjusted as necessary on a quarterly basis.


Liquidity and Capital Resources

Substantially all of the Company's funds are generated through its banking subsidiary, Nantucket Bank. The Bank's sources are customer deposits, amortization and payoffs of loans, advances from the Federal Home Loan Bank of Boston, sale of loans in the secondary market, maturities and sales of securities and positive cash flows generated from operations. As a member of the Depositors' Insurance Fund, the Bank also has a right to borrow from the Depositors Insurance Fund for short-term cash needs by pledging certain assets, although it has never exercised this right. The Bank's liquidity management program is designed to assure that sufficient funds are available to meet it's daily needs.

The Bank believes its capital resources, including deposits, scheduled loan repayments, revenue generated from the sales of loans and securities, unused borrowing capacity at the Federal Home Loan Bank of Boston, and revenue from other sources will be adequate to meet its funding commitments.

At September 30, 1995 and December 31, 1994 the Bank's capital ratios were in excess of the requirements of the Federal Deposit Insurance Corp.

                   HOME PORT BANCORP, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION


Item 1.     Legal Proceedings
            -----------------

            The Company and its subsidiaries are not involved in any pending legal proceedings other than those involved in the ordinary course of their businesses. Management believes that the resolution of these matters will not materially affect their businesses or the consolidated financial condition of the Company and its subsidiary.


Item 2.     Changes in Securities.
            ----------------------

            Not applicable.


Item 3.     Defaults Upon Senior Securities.
            --------------------------------

            Not applicable.


Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

            Not applicable.

Item 5.     Other Information.
            ------------------

            A dividend of $.15 per common share was declared on July 27, 1995. The cash dividend was paid on August 24, 1995 to shareholders of record as of August 17, 1995.

            Declaration of dividends by the Board of Directors depends on a number of factors, including capital requirements, regulatory limitations, the Company's operating results and financial condition and general economic conditions.

Item 6.     Exhibits and Reports on Form 8-K.
            ---------------------------------

            a.  Exhibits -- None
                --------

            b.  Reports on Form 8-K - No reports on Form 8-K were filed during
                -------------------
            the quarter ended September 30, 1995.

                   HOME PORT BANCORP, INC. AND SUBSIDIARIES
                   ----------------------------------------



Signatures
----------



     In accordance with the requirements of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 Home Port Bancorp, Inc.
                                        ----------------------------------------
                                                      (Registrant)


Date:  November 13, 1995                 By:
                                        ----------------------------------------
                                             William P. Hourihan, Vice President


Date:  November 13, 1995


                                         By:
                                        ----------------------------------------
                                                John M. Sweeney, Treasurer
                                          (chief financial & accounting officer)