Form 10KSB
period 1995-12-31
HOME PORT BANCORP INC
filed 1996-04-01
CIK 832769

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                  Form 10-KSB

(Mark One)
/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
 -
1934 (FEE REQUIRED)

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995.

/_/ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _______________ to _______________

                        COMMISSION FILE NUMBER: 0-17099

                            HOME PORT BANCORP, INC.
                           ------------------------
                 (Name of small business issuer in its charter)

             Delaware                           04-3016821
- -------------------------------     --------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or organization)

104 Pleasant Street, Nantucket,
 Massachusetts                                          02554
- -------------------------------     --------------------------------------
(Address of principal executive                      (Zip Code)
 offices)

Issuer's telephone number:                          (508) 228-0580
                                    --------------------------------------

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock par value $.01 per share
                     -------------------------------------
                                 (Title of Class)

  Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___
                                                       -

  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB[X]

  State the issuer's revenues for the most  recent fiscal year.  $14,086,000

  The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sales price of the registrant's common stock as quoted on the National Association of Securities Dealers, Inc. Automated Quotation National Market System on March 20, 1996 which was $ 12.25 per share, was $18,182,405.50.

  As of March 20, 1996, there were outstanding 1,841,890 shares of the registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of Annual Report to Stockholders for the Fiscal Year Ended December 31, 1995. (Parts I and II)
2. Portions of Proxy Statement for the 1996 Annual Meeting of Stockholders. (Part III)
3. Certain Exhibits to the registrant's Form S-1 Registration Statement (No. 33-21794) are incorporated by reference in response to Part III, Item 13.
Transitional Small Business Disclosure Format (check one)   __ Yes   X   No
                                                                   -----

                                     PART I
                                     ------

  ITEM 1.  DESCRIPTION OF BUSINESS

  BACKGROUND
  ----------

  THE COMPANY. Home Port Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Delaware on November 12, 1987 for the purpose of becoming a holding company. On August 30, 1988, the Company acquired all of the common stock of Nantucket Savings Bank (the "Bank" or "Nantucket Bank") following the Bank's conversion from a Massachusetts chartered mutual to a Massachusetts chartered stock savings bank. The Company is currently a one bank holding company registered under the Federal Bank Holding Company Act. As of December 31, 1995, the assets of the Company on an unconsolidated basis consisted of the capital stock of the Bank and interest bearing deposits in banks.

  The Company's executive offices are located at 104 Pleasant Street, Nantucket, Massachusetts 02554. Its telephone number is (508) 228-0580.

  THE BANK. The Bank is a Massachusetts chartered savings bank which was organized in 1834. The Bank conducts its business through two full-service offices and one automated teller facility, all of which are located on the island of Nantucket, Massachusetts. The Bank's deposits are insured by the Bank Insurance Fund of the Federal Deposit Insurance Company ("FDIC") up to $100,000 per account and the Depositors Insurance Fund, a private deposit insuring company, for deposits in excess of $100,000. The Bank is subject to competition from other financial institutions. The Bank is subject to the regulations of, and periodic examinations by, the FDIC and the Massachusetts Division of Banks. The Company is subject to the regulations of, and periodic examinations by, the Federal Reserve Bank, the Commissioner of Banks of the Commonwealth of Massachusetts (the "Commissioner") and the FDIC.

  The Bank provides a full range of banking services to individual and corporate customers on the island of Nantucket. The Bank's primary services consist of attracting deposits from consumers and businesses on Nantucket and originating loans on Nantucket real estate, including both residential and commercial properties. The Bank also grants commercial business loans and consumer loans. The Bank routinely sells loans in the secondary market, normally retaining the servicing rights. The Bank invests a portion of its funds in money market instruments, federal government and agency securities and corporate bonds. The Bank utilizes the Federal Home Loan Bank of Boston ("FHLB") as an additional source of funds.

  During 1993 and 1994 the Bank emphasized planned growth, utilizing borrowings from the Federal Home Loan Bank. The funds obtained were primarily invested in adjustable rate residential mortgage loans, with lesser amounts invested in commercial loans and securities. During 1995 the Bank's overall rate of growth decreased due to a decrease in borrowings, although the core businesses of loans and deposits grew by 9.2% and 9.6%, respectively, during the year. Securities decreased by 12.6% in 1995. The Bank's current strategy is to continue the growth in its core lending and deposit businesses and not increase borrowings. The Bank has an asset/liability management program, the objective of which is to manage liquidity and interest rate risk so as to maximize net interest income and return on capital in a changing interest rate environment. The Bank's Asset/Liability Committee ("ALCO") primarily utilizes "GAP" analysis to measure risk. GAP is the difference between assets and liabilities subject to rate
change over specific time periods.   There are  limitations to GAP analysis,
however, as rates on different assets and liabilities may not move to the same extent in any given time period and competition may affect the ability of the Bank to change rates on a particular deposit or loan product At December 31, 1995, the Bank's one year asset/liability GAP position was a negative $14.4 million or 8.58% of total assets. This compares to a negative GAP of $9.0 million or 5.55% of total assets when measured against the same repricing period at December 31, 1994. These amounts do not reflect any prepayment of fixed rate loans or mortgage backed securities prior to maturity. Any prepayments will decrease the negative GAP position. The Bank's goal is to minimize volatility in net interest income.

  THE NEW ENGLAND REAL ESTATE MARKET. The New England real estate market has improved during 1994 and 1995, after experiencing a severe downturn during the early 1990's. The Nantucket real estate market has also improved during the past two years with high levels of new construction and increases in sales of existing properties. The Bank's real estate loan originations totaled $59.2 million and $60.6 million in 1995 and 1994, respectively, compared to $46.5 million in 1993 and $21.8 million in 1992. In 1995 Nantucket Bank was the leader in residential real estate mortgages recorded at the registry of deeds in Nantucket. At December 31, 1995, the Bank had no non-performing assets compared to $433,000 at December 31, 1994. No provisions for loan losses were made in 1994 or 1995. The Bank's total loan loss reserves increased by $95,000 in 1995 due to net recoveries of previous years' charge-offs.

  Although the real estate market in the Bank's market area has improved during the past two years the Bank has not substantially changed its lending practices or policies. Maximum individual loan amounts are generally limited to $500,000.

  Future deterioration in the New England and national economies could result in additional loan delinquencies for the Bank. Additional loan delinquencies could require the Bank to make additional provisions for loan losses and could result in reduced interest income, which would have a negative effect on the Company's results of operations.

                    HOME PORT BANCORP, INC. AND SUBSIDIARY

                   AVERAGE CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)
Calculations are based on daily average balances.

                                                       December 31,
                                             --------------------------------
                                               1995        1994        1993
                                             ---------  ---------   ---------
Assets
Cash and due from banks                       $  4,708   $  3,908   $  3,740
Federal funds sold and interest bearing
 deposits in banks                               1,939      3,426      1,598
                                               -------   --------   --------
      Total cash and cash equivalents            6,647      7,334      5,338
Securities                                      28,907     35,255     29,674
FHLB stock                                       2,200      1,475          -
Loans
      Residential real estate loans             83,800     72,682     44,699
      Commercial loans                          36,703     33,539     29,256
      Consumer loans                             5,429      5,210      5,446
                                               -------   --------   --------
          Total loans                          125,932    111,431     79,401
Less: Allowance for loan losses                 (2,203)    (2,154)    (2,210)
                                               -------   --------   --------
          Net loans                            123,729    109,277     77,191
Other assets                                     3,564      2,379      3,391
             Total assets                     $165,047   $155,720   $115,594
                                              ========   ========   ========

Liabilities and Stockholders' Equity
Deposits
      Regular savings and 90 day notice       $ 14,661   $ 12,865   $ 10,656
      NOW accounts                              22,225     19,815     15,520
      Money market deposit accounts             17,648     19,045     15,312
                                              --------   --------   --------
      Total transaction accounts                54,534     51,725     41,488
Demand                                           6,034      6,150      4,673
Time                                            47,007     43,612     40,549
                                              --------   --------   --------
Total deposits                                 107,575    101,487     86,710
      Borrowed funds                            35,853     29,810      3,397
      Other liabilities                          2,406      2,506      1,752
                                              --------   --------   --------
             Total liabilities                 145,834    133,803     91,859
                                              --------   --------   --------
Stockholders' equity
      Preferred stock $.01 par value
       2,000,000 shares authorized,
       none issued                                   -          -          -
      Common stock $.01 par value 10,000,000
       shares authorized, 2,325,494 shares
       issued                                       23         22         22
      Additional paid-in capital                17,473     17,432     16,907
      Retained earnings                          6,115      8,862      8,525
      Unrealized gain (loss) on securities
       available for sale, net of taxes             (1)        (2)         -
      Less:  Treasury stock, at cost (483,604
       shares)                                  (4,397)    (4,397)    (1,719)
                                              --------   --------   --------
             Total stockholders' equity         19,213     21,917     23,735
                                              --------   --------   --------
             Total liabilities and
              stockholders' equity            $165,047   $155,720   $115,594
                                              ========   ========   ========

  LENDING ACTIVITIES
  ------------------

  GENERAL. The Company's banking activities are conducted through its subsidiary, Nantucket Bank. The Bank's lending activities are conducted solely in Nantucket. The Bank grants single family and multi-family residential loans, commercial loans and a variety of consumer loans. In addition, the Bank grants loans for construction of residential homes, multi-family properties, commercial real estate properties and for land development. Most loans granted by the Bank are collateralized by real estate.

  Real estate loan originations, including both commercial and residential properties, were $59.2 million in 1995 as compared to $60.6 million in 1994 and $46.5 million in 1993. Lower interest rates, greater confidence in the economy and stabilized prices contributed to the increased loan originations in 1994 and 1995. Nantucket has experienced an increase in construction during this period which has contributed to increases in the Bank's portfolio of commercial and residential construction loans. At December 31, 1995, total construction loans, before deducting unadvanced funds, totaled $39.6 million, an increase of $13.6 million, or 51.7%, from $26.0 million at the end of the prior year.

  ANALYSIS OF LOAN PORTFOLIO. The following table sets forth information concerning the loan portfolio, including loans held for sale, at the dates indicated.

                                                              At December 31,

(dollars in thousands)                        1995                     1994                   1993
                                      ---------------------     -------------------    --------------------
                                        Amount      Percent       Amount    Percent      Amount     Percent
                                        --------   ---------   ----------  --------   ---------   ---------
Mortgage loans:
   Residential                          $ 76,127       58.95%     $ 70,057     59.26%    $49,532       56.21%
   Residential construction               34,021       26.34%       24,956     21.11%      9,601       10.89%
   Commercial                             28,660       22.19%       27,404     23.17%     24,956       28.32%
   Commercial construction                 5,547        4.29%        1,124      0.95%          -        0.00%
                                        --------    ---------    ---------   --------   ---------   ---------
      Total principal balances           144,355       111.77%     123,541    104.49%     84,089        95.42%
Less due to borrowers on
 incomplete loans:
   Residential                           (21,948)      (16.99%)    (13,463)   (11.39%)    (2,215)       (2.51%)
   Commercial                             (4,304)       (3.33%)       (214)    (0.18%)         -        (0.00%)
Less deferred loan  origination fees        (427)       (0.33%)       (443)    (0.37%)      (461)       (0.52%)
                                        --------    ---------    ---------   --------   ---------   ---------
      Total mortgage loans               117,676        91.12%     109,421     92.55%     81,413        92.39%
Other loans
   Consumer                                1,204         0.93%         600      0.51%        570         0.65%
   Education                                   -         0.00%           -      0.00%        138         0.16%
   Second mortgage                         2,145         1.66%       2,027      1.71%      1,983         2.25%
   Home equity                             1,834         1.42%       1,399      1.18%      1,243         1.41%
   Commercial                              7,195         5.57%       6,048      5.12%      3,996         4.53%
   Passbook and stock secured              1,342         1.04%         884      0.75%        876         0.99%
                                        --------     ---------    --------   ---------   ---------   ---------
      Total other loans                   13,720         10.62%     10,958       9.27%      8,806         9.99%
Less: Allowance for possible loan
 losses                                   (2,249)       (1.74%)     (2,154)     (1.82%)    (2,093)      (2.38%)
                                        --------    ---------    ---------   ---------   ---------   ---------
Loans, net                              $129,147       100.00%    $118,225     100.00%    $88,126      100.00%
                                        ========    =========    =========   ========    ========     ========


The following table shows, as of December 31, 1995, information concerning the Bank's construction loans, commercial mortgage, commercial business and construction loans. All of these loans have adjustable rates of interest except for those with remaining maturities in excess of 5 years.

(dollars in thousands)

                                         One year or        After One But Within        Over Five
                                             Less               Five Years               Years            Total
                                       ---------------     ----------------------      -----------     -------------
Residential construction                      $ 34,021            $     -                 $   -          $  34,021
Commercial mortgage                             26,258               2,030                  372             28,660
Commercial construction                          5,446                 101                    -              5,547
Commercial business                              7,195                   -                    -              7,195
                                       ---------------     ----------------------      -----------    -------------
                                              $ 72,920            $  2,131                $ 372          $  75,423
                                       ===============     ======================      ===========    =============

  RESIDENTIAL REAL ESTATE LENDING. The Bank makes conventional mortgage loans to single family residential properties with original loan-to-value ratios up to 80% of the appraised value of the property securing the loan. These residential properties serve as the primary or secondary homes of the borrowers. The Bank also originates loans on one to four family dwellings and loans for the construction of residential housing for owner occupying borrowers, also with original loan-to-value ratios up to 80% of the property's appraised value.

  Residential mortgage loans made by the Bank have traditionally been long-term loans made for periods of up to 30 years at either fixed or adjustable rates of interest. It has generally been the Bank's policy, since 1987, to sell virtually all of its longer term (greater than 10 years) fixed rate loans and a portion of its adjustable rate loans. A portion of adjustable rate loans are retained in portfolio. The ALCO reviews this policy from time to time as part of the Bank's overall asset/liability management program. During 1994 approximately $10 million of fixed rate loans were retained in portfolio. The amount of fixed rate loans retained in portfolio in 1995 was not significant. The Bank currently sells loans to the Federal Home Loan Mortgage Company ("FHLMC") and other financial institutions, while retaining the servicing rights. At December 31, 1995 the Bank was servicing $64.3 million of loans for others

  Under a program that has been in existence since 1993, the Bank offers loans on one to four family primary dwellings for first time home buyers with original loan to value ratios up to 90%. These loans are made for periods up to 30 years for existing dwellings and up to 31 years for the construction of a primary dwelling. Residential construction loans require monthly interest payments during construction and begin to amortize after the construction phase has been completed, at which time they automatically convert into permanent mortgage loans.

  All long-term fixed rate loans are originated using underwriting standards and standard documentation allowing their sale to FHLMC. The Bank also has a program, begun in 1993, offering jumbo fixed rate mortgages. These loans are originated using underwriting standards and documentation allowing their sale to the Residential Funding Company ("RFC").

  The Bank originates adjustable rate residential mortgage loans which have various rate adjustment features including, in some cases, limitations on the amount of the adjustment of 2.0% per adjustment and 6.0% over the life of the loan, and on the periods within which the adjustments may be made. Currently, the Bank offers residential mortgage loans with a one year adjustment period. The Bank also offers loans on which the rate is fixed for an initial three or five year period, after which the rate adjusts on an annual basis. Rate adjustments on residential mortgage loans are tied to the weekly average yield on U.S. Treasury securities adjusted to constant maturities of one year.
Despite the benefits of adjustable rate mortgage loans to the Bank's asset/liability management program, they do pose potential additional risks, primarily because as interest rates rise, the underlying payments by the borrowers rise, increasing the potential for default, while at the same time the marketability of the underlying property may be adversely affected by higher interest rates. The history of the one year Treasury bill index, as of the last business day of each year for the last three years, shows that this index has fluctuated from 3.55% in 1993 to 7.22% in 1994 and 5.21% in 1995.

  The Bank may at times offer adjustable rate mortgage loans with an initial discount, as is customary in the marketplace. This pricing decision is based on management's decision to remain competitive while at the same time assuring prudent underwriting guidelines. In this respect, the Bank underwrites loans as if fully indexed, or within maximum limitations established in secondary market guidelines, with a view toward minimizing potential losses resulting from increased costs to the borrowers.

  Construction loans on residential properties are made to individuals for the construction of their primary or secondary homes. Construction loans are made for up to 80% of the appraised value of the property upon completion. Construction loan funds are periodically disbursed as pre-specified stages of construction are attained. Residential construction loans, which are typically made for a period of 30 years, require monthly interest payments during construction and begin to amortize after the construction phase has been completed, at which time they automatically convert into permanent mortgage loans.

  COMMERCIAL REAL ESTATE LENDING. The Bank originates permanent and construction loans on commercial real estate. These loans consist of mortgages primarily on investment properties and properties utilized by retail and small service businesses such as restaurants, guest houses and various retail properties. Due to the factors noted in "The Bank" above there has been a high level of construction on Nantucket. During 1995 most of the increase in the Bank's commercial real estate lending was for construction lending. Commercial construction loans, before deducting unadvanced funds, totaled $5.5 million at December 31, 1995 compared to $1.1 million at December 31, 1994, an increase of $4.4 million, or almost 400%. After deducting unadvanced funds these loans totaled $1.2 million at December 31, 1995 compared to $910,000 at the end of the prior year. Since 1990 the Bank has limited it's lending for speculative real estate ventures. Most of the commercial construction loans granted during 1995 were made to existing businesses for expansion or improvement of their operating facilities. The Bank's policy is to limit the combined total of commercial real estate and commercial business loans to 45% of the total loan portfolio. At December 31, 1995 these loans totaled 28.1% of the Bank's loan portfolio as compared to 28.5% at the end of 1994..

  During 1995, most commercial real estate loans were granted for up to 75% of the appraised value of the property and few individual commercial business loans were granted over $500,000. Most of these loans were for terms from 6 months to 20 years at interest rates adjustable annually at the Bank's sole discretion, or to a specific spread over the Bank's base rate, or other rate indicators such as the prime rate published in the Wall Street Journal. This policy has enabled the Bank to adjust the interest rate yield on the commercial real estate portfolio to compensate for changes in costs of funds, credit risk and balance relationships maintained by the borrowers. The periodic adjustable rate feature of this portfolio can enhance the Bank's liquidity by sale of these loans to participants when deemed advisable. Protection of the Bank's interest in the real estate collateral is covered by use of title, fire, casualty and flood insurance in applicable amounts.

  Commercial real estate lending may entail significant additional risks compared to residential mortgage lending. Loan size typically may be larger. Payment experience on such loans can be more easily influenced by adverse conditions in the real estate market or in the economy generally. Construction financing involves a higher degree of risk of loss than long term financing on improved occupied real estate. Property values at completion of construction or development can be influenced by underestimation of the construction costs that are actually expended in order to complete the project. Thus the Bank may be required to advance funds beyond the original commitment in order to finish the development. If projected cash flows or values of the property prove to be inaccurate because of unprojected additional cost or slow unit sales, the project may have a value which is insufficient to assure full repayment.

  Construction loans on commercial properties are extended primarily to unincorporated small business borrowers or to their companies, partnerships, trusts or other business entities formed to hold title to the business property. Such loans are made for periods up to 21 years with interest only during the construction period of usually nine months, and regular amortization thereafter. Funds are disbursed as prespecified stages of construction are completed.

  COMMERCIAL BUSINESS LOANS. The Bank continues to offer a wide variety of commercial loan services, including short and long term business loans, lines of credit and letters of credit. The principal market for these loans is small to medium size businesses in the Bank's primary market area.

  Most commercial business loans are written generally for terms of 30 to 180 days or under one year as a line of credit. Longer term commercial business loans are granted up to five years and are subject to daily or monthly rate adjustments based on the Bank's base rate. These interest rate sensitive loans allow the Bank to maintain an interest rate spread over its cost of funds. The Bank's "base rate" is adjusted (as necessary) to reflect the cost of funds based on local or national money market conditions. The interest rate paid by individual customers over the base rate is determined by the lenders and Bank management after consideration of the degree of credit risk, term of the loan, the borrower's overall relationships, the size of the loan and other pertinent criteria. These loans may be advanced on an unsecured basis or may be secured by real estate, inventory or other business assets. Loans to commercial businesses may entail significant additional risks compared to residential mortgage lending. These loans are subject to changes in the local and regional economy as well as changes in particular industries and lines of business. Analyzing the unique factors and risks affecting each business requires expertise and experience which is different from that needed for loans secured by real estate.

  Commercial business loans are becoming an increasingly important product to include in tailoring financial packages for the needs of local small businesses. An aggressive calling program for commercial borrowers has developed new customer relationships through use of this product for equipment purchases and other intermediate term needs. Frequently, the arrangement involves both business services and consumer products, particularly residential real estate loans. Commercial business loans represented 5.57% of the total loan portfolio at December 31, 1995 compared to 5.12% of the loan portfolio at December 31, 1994. No commercial business loans were charged off in 1995 compared to $25,000 in 1994 and $187,000 in 1993.

  CONSUMER LOANS. The Bank originates a wide variety of consumer loans, including second mortgage loans, home equity loans, automobile loans, secured and unsecured personal loans and boat loans. These loans are made at both fixed and adjustable rates of interest. They vary in terms depending on the type of the loan. Second mortgage loans have terms of up to 15 years, and provide for annual interest rate adjustments, while other consumer loans have shorter terms and/or fixed rates of interest.

  At December 31, 1995, second mortgages and home equity loans accounted for 61% of the Bank's consumer loan portfolio. The Bank's overall consumer loan portfolio increased $1.6 million, or 32.9%, to $6.5 million at December 31, 1995 from $4.9 million at December 31, 1994.

  LOAN SOLICITATION AND PROCESSING. Loan originations come from a number of sources. Most real estate loans are attributable to walk-in customers, existing customers, real estate brokers and referrals from builders. Consumer loans result from walk-in customers and depositors. The Bank obtains commercial business loans through officer calls, existing customers and business relationships and referrals.

  Each loan originated by the Bank is underwritten by personnel of the Bank, with individual lending officers, a committee of loan officers and the Bank's Executive Committee having the authority to approve loans up to various limits. Applications are received in each of the offices of the Bank. Independent appraisers are used to appraise the property intended to secure real estate loans. The Bank's underwriting criteria are designed to minimize the risks of each loan. There are detailed guidelines concerning the types of loans that may be made, the nature of the collateral required, the information that must be obtained concerning the loan applicant and follow-up inspections of collateral after the loan is made.

  ALLOWANCE FOR POSSIBLE LOAN LOSSES. The Bank maintains an allowance for possible loan losses. The allowance is increased by provisions charged to operations based on amounts considered necessary to meet reasonably foreseeable losses. Realized losses, net of recoveries, are charged to the allowance. Management considers many factors when establishing the allowance for possible loan losses, including such factors as the size and risk characteristic of the loans in the Bank's portfolio, charge-off experience, loan delinquency trends, the value of collateral securing loans in the portfolio, future loss potential, concentration of credit and present and prospective economic and market conditions. Management presents its analysis and recommends the amount of loan loss reserves to be maintained to the Board of Directors each month for its review and approval. No such provisions have been required during fiscal 1995, 1994 or 1993. Loan loss reserves at December 31, 1995 were 1.72% of total loans. There were no non-performing loans at December 31, 1995. The allowance for loan losses at December 31,1995 was $2.2 million, representing a net increase of $95,000 from December 31, 1994 due to net recoveries. During 1994 the Bank had net recoveries of $61,000 and in 1993 had net charge-offs of ($143,000). The ratio of these net recoveries and charge-offs to average loans outstanding during the period was .08% in 1995, .06% in 1994 and (.19%) in 1993. The Bank believes its current level of loan loss reserves to be adequate. Any unforeseen future economic problems, however, may lead to additional delinquencies which may require additional provisions for possible loan losses.

  For additional information see Note 4 of Notes to Consolidated Financial Statements in the 1995 Annual Report to Stockholders

  INCOME FROM LENDING ACTIVITIES. Interest rates charged by the Bank on its loans are primarily determined by competitive loan rates offered in its lending area. These rates generally reflect prevailing interest rates, the availability of funds to lend, the demand for loans and the Bank's strategic plans and goals.

  In addition to interest earned on loans, the Bank receives loan origination fees for originating real estate loans. Loan origination fees are a percentage of the principal amount of the loan and are charged to the borrower for the creation of the loan. Currently, the Bank generally charges fees of up to 1% on permanent residential mortgage loans (2% is charged on certain residential loans), 1/2% to 1% on residential construction loans and 1% to 1 1/2% on commercial real estate loans. For accounting purposes, the Bank defers loan origination fees net of direct underwriting costs and amortizes the balance over the life of the loans. On loans written at a discounted initial rate, net origination fees are amortized over the period of discount. At December 31, 1995, the Bank had $427,000 in deferred loan origination fees.

  For information regarding the accounting for loan origination fees and costs, see Note 1 to Notes to Consolidated Financial Statements in the 1995 Annual Report to Stockholders.

  The Bank also receives other fees and charges relating to loans, which include loan application fees, late payment charges and fees collected in connection with loan modifications. These fees and charges do not constitute a material source of income for the Bank.

  INVESTMENT ACTIVITIES
  ---------------------

  Interest income from short-term investments (consisting of federal funds sold and interest bearing deposits in banks) and investment securities provides an additional significant source of income for the Bank. The Bank's securities portfolio consists mainly of United States Government and agency obligations, short-term corporate bonds, notes and debentures and state and municipal obligations and a portfolio of approximately $8.7 million of mortgage backed securities. From time to time the Bank may invest in equity securities of various corporations and other issuers. It is the Bank's current policy to limit to 7.5% of its investment portfolio the amount invested in equity securities and to avoid concentration of equity investments in any one industry. At December 31, 1995, the securities portfolio, excluding FHLB stock and short term investments, totaled $26.0 million, representing 15.6% of the Company's total assets at that date, compared to $29.8 million, or 18.4% of assets at December 31, 1994. The securities portfolio is classified into available for sale and held to maturity categories in accordance with the requirements of SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." At December 31, 1995 approximately 30% of the securities portfolio has been classified as available for sale. For additional information, see Notes 2 and 3 of Notes to Consolidated Financial Statements in the 1995 Annual Report to Stockholders.

  The Company's primary objective with respect to its securities portfolio is the generation of maximum earnings, consistent with prudent consideration for risk, maturity, liquidity and overall diversification. The Bank's President and Chief Financial Officer are generally charged with executing the Bank's investment policy on a daily basis.

They have discretion generally to buy and sell securities within the guidelines of the current plan. All transactions outside of the scope of the current plan must be discussed with and approved by the Bank's Executive Committee. All funds not needed to meet the daily investment requirements are invested in either federal funds or money market instruments. All transactions are ratified by the Bank's Board of Directors. At December 31, 1995 all of the Company's securities are held by the Bank.

  The amortized cost, market values and weighted average yields of the following securities portfolios by maturity (excluding FHLB stock, federal funds sold and interest bearing deposits) were as follows.


(dollars in thousands)                                  December 31, 1995
                                            ----------------------------------------------
                                                                             Weighted
                                            Amortized           Market        Average
                                              Cost              Value          Yield
                                            ---------        ----------      ---------
SECURITIES AVAILABLE FOR SALE
U.S. Government and agency obligations,
 maturing
   Within 1 year                              $ 1,106           $ 1,113           6.86%
   After 1 year but within 5 years              3,545             3,533           5.69%
   After 5 years but within 10 years              250               249           6.31%
State and municipal obligations,
 maturing
   After 1 year but within 5 years                807               807           3.80%
Other bonds and notes, maturing
   After 1 year but within 5 years              1,861             1,880           6.20%
Marketable equity securities                      112               113           5.90%
                                            ---------        ----------
   Total securities available for sale          7,681           $ 7,695           5.81%
                                            =========        ==========      =========

SECURITIES HELD TO MATURITY
U.S. Government and agency obligations,
 maturing
   Within 1 year                              $   488           $   499           8.00%
   After 1 year but within 5 years              2,789             2,768           5.32%
   After 5 years but within 10 years              251               254           8.10%
State and municipal obligations,
 maturing
   Within 1 year                                  131               131           3.10%
   After 1 year but within 5 years                576               571           3.46%
Other bonds and notes, maturing
   After 1 year but within 5 years                980               977           4.68%
   After 1 year but within 5 years              4,316             4,308           5.67%
   After 5 years but within 10 years              100               101           7.80%
Mortgage backed securities, maturing
   After 1 year but within 5 years              6,791             6,636           6.37%
   After 5 years but within 10 years            1,726             1,663           5.50%
   After 10 years                                 182               181           6.00%
                                            ---------        ----------
      Total securities held to maturity       $18,330           $18,089           5.86%
                                            =========        ==========      =========
(dollars in thousands)                                  December 31, 1994
                                            ----------------------------------------------
                                                                             Weighted
                                            Amortized           Market        Average
                                              Cost              Value          Yield
                                            ---------        ----------      ---------

SECURITIES AVAILABLE FOR SALE
U.S. Government and agency obligations,
 maturing
   After 1 year but within 5 years           $ 1,470           $ 1,420           5.17%
Other bonds and notes, maturing

   After 10 years                                 101              100           7.80%
Marketable equity securities                      112               99           7.90%
                                            ---------        ----------      ---------
   Total securities available for sale        $ 1,683          $ 1,619           5.51%
                                            =========        =========       ========
SECURITIES HELD TO MATURITY
U.S. Government and agency obligations,
 maturing
   Within 1 year                              $   801          $   790           2.87%
   After 1 year but within 5 years              4,755            4,553           5.01%
   After 5 years but within 10 years            3,112            2,910           6.60%
State and municipal obligations,
 maturing
   Within 1 year                                  616              612           2.97%
   After 1 year but within 5 years                863              827           3.50%
Other bonds and notes, maturing
   Within 1 year                                  717              716           5.91%
   After 1 year but within 5 years              5,804            5,596           5.36%
   After 5 years but within 10 years            1,091            1,049           5.86%
   After 10 years                                 190              186           7.01%
Mortgage backed securities, maturing
   After 1 year but within 5 years                793              727           6.50%
   After 5 years but within 10 years            9,207            8,350           6.00%
   After 10 years                                 203              189           6.00%
                                            ---------        ---------
      Total securities held to maturity       $28,152          $26,505           5.47%
                                            =========        =========       =========

 SOURCES OF FUNDS
- ----------------------------------------


  GENERAL. Savings accounts and other types of deposits have historically constituted the primary source of funds for the Bank's lending and investment activities, as well as for other general business purposes. In addition to deposits, the Bank derives funds from FHLB borrowings, scheduled loan repayments, loan prepayments and loan sales. The availability of funds is influenced by general interest rates and other market conditions. Scheduled loan repayments are a relatively stable source of funds while deposit inflows and outflows and loan prepayments vary widely and are influenced by prevailing interest rates and money market conditions. Dividends from the Bank represent the only source of liquidity for the Company.

  DEPOSITS. The Bank offers a broad selection of deposit instruments to the general public, including NOW accounts, high yield NOW accounts, regular savings accounts, money market deposit accounts, fixed and variable rate time accounts, IRA and Keogh retirement accounts, commercial checking accounts and 90 day special notice accounts. On occasion, the Bank acquires brokered deposits. At December 31, 1995, the Bank's brokered deposits totaled $4.8 million or 4.2% of its total deposits. The Bank generally does not accept new money from brokers, allowing only rollovers or replacement at the time of maturity. If necessary, the Bank expects that it would replace these deposits through normal deposit growth and available borrowings. The Bank does not use premiums to attract deposits, although from time to time it will offer specially designated products in order to attract deposits with longer maturities.

  The Bank's management determines the interest rates offered on deposit accounts based on economic conditions, U.S. Government treasury rates, competition, the maturity of the Bank's assets and liabilities, liquidity needs, the volatility of the existing deposits and the overall objectives of the Bank regarding the growth of deposits.

  The table below shows the composition of the Bank's deposits as of the dates indicated. Interest rates have been annualized to reflect average rates paid during the year. The annualized average rate on total deposits reflects only interest bearing deposits.

                                                                              At December 31,
                                   -----------------------------------------------------------------------------------------------
                                                1995                             1994                              1993
                                   -------------------------------   -------------------------------  ----------------------------

(dollars in thousands)
                                                        Annualized                       Annualized                     Annualized
                                               % of      Average               % of        Average              % of      Average
                                    Amount    Deposits     Rate       Amount   Deposits      Rate      Amount  Deposits     Rate
                                   --------   --------- -----------  -------  --------- -----------   -------- --------- -----------

Demand                             $  7,352      6.43%     0.00%    $  7,166     6.87%      0.00%      $ 4,467   4.83%       0.00%
                                   --------   ---------  ---------  --------  --------- -----------   -------- --------- -----------


Savings accounts
 Regular,  90 day notice and
  advance payments                   13,305     11.63%        2.82%    12,626     12.09%      2.62%   11,834     12.79%       2.62%
  NOW                                25,212     22.05%        1.35%    20,070     19.23%      1.39%   16,592     17.92%       1.92%
  Money market                       17,985     15.73%        3.23%    19,696     18.87%      2.70%   16,814     18.17%       2.99%
                                   --------   --------- -----------  -------  --------- -----------   -------- --------- -----------

   Total savings accounts            56,502     49.41%        2.29%    52,392     50.19%      2.17%   45,240     48.88%       2.53%

Time deposits                        50,503     44.16%        5.32%    44,828     42.94%      4.25%   42,854     46.29%       3.71%
                                   --------   --------- -----------  -------  --------- -----------   -------- --------- -----------

Total deposits                     $114,357    100.00%        3.72%  $104,386    100.00%      3.13%  $92,561    100.00%       3.39%
                                   ========   ========= ===========  ======== ========== ==========  ========= ========= ===========


  The following tables show the weighted average rate and maturity information for the Bank's certificates of deposit as of December 31, 1995.

  Certificates of deposit with balances under $100,000:

                                                            Deposits Maturing During the Period Ended
                                        -------------------------------------------------------------------------------
(dollars in thousands)                     3/31/96    6/30/96    12/31/96    12/31/97    12/31/98    12/31/00    Total
                                        -----------  ---------  ----------  ----------  ----------  ----------  -------
Certificate of deposit                    $ 10,009   $  5,221   $   4,609   $   7,455   $   1,777   $     886   $29,957
Weighted average rates                        4.83%      5.23%       5.48%       5.97%       5.89%       6.32%     5.39%
 Certificates of deposit with balances
  over $100,000:
                                                            Deposits Maturing During the Period Ended

                                        -------------------------------------------------------------------------------
(dollars in thousands)                     3/31/96    6/30/96    12/31/96    12/31/97    12/31/98    12/31/00   Total
                                        -----------  ---------  ----------  ----------  ----------  ----------  -------
Certificate of deposit                    $  9,285   $  4,839   $   4,508   $   1,243   $     310   $     361   $20,546
Weighted average rates                        4.63%      4.90%       5.60%       6.20%       5.92%       6.61%     5.06%

  BORROWINGS. The Bank is a member of the FHLB. This membership enables the Bank to borrow from the FHLB, which helps address the inherent problem on Nantucket Island of a deposit base which is unable to fund loan demand. The Bank generally structures these borrowings, in conjunction with its deposits, to match the average expected life of the loans which it retains in portfolio or the securities portfolio. FHLB advances totaled $32.8 million at year end 1995 versus $33.1 million at year end 1994. The maximum borrowings during 1995 and 1994 were $44.0 million and $34.2 million, respectively.

  See Note 7 to Notes to the Consolidated Financial Statements in the 1995 Annual Report to Stockholders.

  SUBSIDIARIES OF THE BANK
  ------------------------

  The Bank has one subsidiary, N.B. Securities, Inc., which has been classified as a securities corporation under the laws of the Commonwealth of Massachusetts to take advantage of the tax benefits available to such corporations.

  DIVIDEND POLICY
  ---------------

  The Company's Board of Directors meets quarterly to discuss the payment of dividends. Many factors such as earnings, the economy, quality of assets, loan loss reserves and capital are reviewed. After due consideration, the

Board may vote to pay either the same dividend as the previous quarter, or to increase, decrease or omit the dividend.

  INTEREST SENSITIVITY ANALYSIS
  -----------------------------

  Due to the possible extreme volatility of interest rates, managing interest rate risk is important in determining the profitability of the Bank. Interest rate risk arises when an asset matures or when its rate of interest changes in a time frame that is different from that of the underlying liability. The difference between assets subject to rate change over the same period is called
interest rate sensitivity GAP.   The Bank's objective in its Asset/Liability
management program is to manage liquidity and interest rate risk so as to maximize net interest income and return on capital in a changing interest rate environment. The Bank's Asset/Liability Committee ("ALCO") primarily utilizes "GAP" analysis to measure risk. GAP is the difference between assets and liabilities subject to rate change over specific time periods. A GAP is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A GAP is considered negative when interest rate sensitive liabilities exceed interest rate sensitive assets. During a year of falling interest rates a negative one-year GAP position would tend to increase income because there are more liabilities than assets adjusting down in rate during the year, accordingly, the decrease in the cost of liabilities exceeds the decrease in the yield on assets. Conversely, in a period of rising rates a negative GAP would tend to decrease income. Companies in a positive GAP position would face the opposite situation. There are limitations to GAP analysis, however, as rates on different assets and liabilities may not move to the same extent in any given time period. Competition may affect the ability of the Bank to change rates on a particular deposit or loan

  The following table displays the distribution of the Company's interest-earning assets and interest-bearing liabilities maturing or repricing over various time periods. The amounts of asset or liability in each time period was determined by the contractual terms of the asset or liability. The table does not reflect prepayment of fixed rate loans or mortgage backed securities prior to maturity. The Bank's experience indicates that mortgage loans remain outstanding for significantly shorter periods than the stated term because of prepayments in connection with the refinancing or sale of the property. Based upon experience, prepayments will tend to be slower during periods of rising interest rates and accelerate as rates fall. Any prepayments of loans would decrease the negative one year GAP position. Loans held for sale are included based on their contractual maturity/repricing date. Second mortgages and equity lines of credit are included as adjustable rate mortgage loans. Core deposit accounts are included in the zero to six month repricing category based on their contractual terms although these accounts have not been as sensitive to changes in market interest rates over the past several years.


(dollars in thousands)                        0-6         6-12        1-2         2-3         3-5      5-10     Over 10
                                             Months      Months      Years       Years       Years     Years     Years     Total
                                          ----------------------------------------------------------------------------------------
Interest Sensitive Assets
     Adjustable rate mortgage loans         $ 58,465    $ 26,159    $  7,545    $  1,839    $ 9,440   $ 1,765   $    -    $105,213
     Fixed rate mortgage loans                   865         939           5           2        188     3,655    10,788     16,442
     Commercial and all other loans            7,654         470         540         483        584        10         -      9,741
                                          ----------------------------------------------------------------------------------------
     Total loans                              66,984      27,568       8,090       2,324     10,212     5,430    10,788    131,396
     Securities and short term investments     2,362       2,205       6,371       4,961      9,353     2,227       282     27,761
                                          ----------------------------------------------------------------------------------------
     Total                                  $ 69,346    $ 29,773    $ 14,461    $  7,285    $19,565   $ 7,657   $11,070   $159,157
                                          ----------------------------------------------------------------------------------------


Interest Sensitive Liabilities
     Transaction Deposits                   $ 56,502    $      -    $      -    $    -      $    -    $     -   $     -   $ 56,502
     Time Deposits                            29,354       9,117       8,698       2,087      1,247         -         -     50,503
     Borrowings                               16,500       2,000       5,400       4,384      4,553         -         -     32,837
                                          ----------------------------------------------------------------------------------------
     Total                                  $102,356    $ 11,117    $ 14,098    $  6,471    $ 5,800         -         -   $139,842
                                          ----------------------------------------------------------------------------------------
Excess (deficiency) of interest
     sensitive assets over interest
     sensitive liabilities ("GAP")          $(33,010)   $ 18,656    $    363    $    814    $13,765   $ 7,657   $11,070
Cumulative GAP                              $(33,010)   $(14,354)   $(13,991)   $(13,177)   $   588   $ 8,245   $19,315
Cumulative interest sensitive assets as
     a percent of cumulative interest
     sensitive liabilities                     67.75%      87.35%      89.03%      90.17%    100.42%   105.90%   113.81%
                                          =============================================================================
Cumulative excess (deficiency) of
     interest sensitive assets over
     interest sensitive liabilities
     as a percent of total assets             (19.73%)     (8.58%)     (8.36%)     (7.88%)     0.35%     4.93%    11.55%
                                          =============================================================================

  Management of the Bank considers regular savings accounts, although subject to immediate withdrawal, to have significantly longer effective maturities. Had these accounts been subject to repricing in more than 10 years, the effect of that change on excess (deficiency) of interest sensitive assets over interest sensitive liabilities ("GAP"), cumulative GAP, cumulative interest sensitive assets as a percentage of cumulative interest sensitive liabilities and cumulative excess (deficiency) of interest sensitive assets over interest sensitive liabilities as a percentage of total assets would have been as follows:

                                              0-6        6-12       1-2       2-3        3-5      5-10     Over 10
                                             Months     Months     Years     Years      Years     Years     Years
                                          ------------------------------------------------------------------------
Excess (deficiency) of interest
        sensitive assets over interest
        sensitive liabilities ("GAP")       $(19,912)   $18,656    $  363    $  814    $13,765   $ 7,657   $(2,028)
Cumulative GAP                              $(19,912)   $(1,256)   $ (893)   $  (79)   $13,686   $21,343   $19,315
Cumulat ive interest sensitive assets as
        a percent of cumulative interest
        sensitive liabilities                  77.69%     98.75%    99.22%    99.93%    110.80%   116.84%   113.81%
                                          ========================================================================
Cumulative excess (deficiency) of
        interest sensitive assets over
        interest sensitive liabilities
        as a percent of total assets          (11.90%)    (0.75%)   (0.53%)   (0.05%)     8.18%    12.76%    11.55%
                                          ========================================================================


  SUPERVISION, REGULATION AND OPERATING POWERS
  --------------------------------------------

  GENERAL. The Company and the Bank are extensively regulated under federal and state law. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable law or regulation may have a material effect on the business and prospects of the Bank and the Company. In addition, the Company, as a Delaware Corporation, is subject to regulation by the Secretary of the State of Delaware and the rights of its stockholders are governed by the General Corporation Law of the State of Delaware.

  THE COMPANY

  FEDERAL BANK HOLDING COMPANY ACT REGULATION. On August 30, 1988, the Company, pursuant to approval received from the Board of Governors of the Federal Reserve Board System ("FRB"), became a registered bank holding company. As a result, its activities are subject to certain limitations, which are described below, and transactions between the Bank and the Company or its other affiliates are also subject to certain restrictions.

  Under the Bank Holding Company Act, a bank holding company must obtain FRB approval before it acquires direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, it will own or control directly or indirectly more than 5% of the voting stock of such bank, unless it already owns a majority of the voting stock of such bank. FRB approval must also be obtained before a bank holding company acquires all or substantially all of the assets of a bank or merges or consolidates with another bank holding company. Any acquisition, directly or indirectly, by a bank holding company or its subsidiaries of any voting shares of, or interest in, or all or substantially all, of the assets of any bank located outside of the state in which the operations of the bank holding company's banking subsidiaries are principally conducted, may not be approved by the FRB unless the laws of the state in which the bank to be acquired is located specifically, authorizes such an acquisition.

  The Bank Holding Company Act and regulations adopted thereunder limit the activities of a bank holding company and its subsidiaries to the business of banking or of managing or controlling banks, and to such other activities as the FRB may determine to be so closely related to banking as to be a proper incident thereto. The activities of the Company and its non-bank subsidiaries are subject to these legal and regulatory limitations under the Bank Holding Company Act and the FRB's regulations thereunder.

  In addition to the statutory and regulatory restrictions on the non-bank activities of the Company, the FRB has taken the position that it has the authority, under its general supervisory authority over bank holding companies and their subsidiaries, to prevent activities of a bank holding company's subsidiaries that the FRB regards as unsafe or unsound, or to require a bank holding company to maintain a higher level of capital to support such activities. In this connection, the FRB has expressed serious reservations about applications by bank holding companies to acquire savings banks that are engaged directly or through subsidiaries in real estate development activities.

  As a result of the FRB's concern with respect to such activities, the Company was required to make the following commitments to the FRB in order to gain approval of its application to acquire the Bank:

  (1) The Company will maintain a minimum consolidated ratio of tangible primary capital (calculated pursuant to the FRB's former capital adequacy guidelines) to total assets of 7% after deducting from both capital and assets the total amount of investments by the Bank in real estate development projects;

  (2) The Bank will maintain a minimum ratio of tangible primary capital to total assets of 5.5% after deducting for real estate investments as in commitment (1); and

  (3) The Company will comply with the final results of any rule-making proceedings of the FRB regarding real estate investments by bank holding companies within a reasonable period of time after those results are announced.

  These above commitments remain in effect. The Company and the Bank were in compliance with these requirements as of December 31, 1995 with a minimum ratio of tangible primary capital to total assets of 10.99% after deducting for real estate investments as described in commitment (1), above, which were zero at December 31, 1995.

  The affiliate transaction restrictions contained in Sections 23A and 23B of the Federal Reserve Act apply to transactions between the Bank and the Company or the Bank's other affiliates. Generally, Sections 23A and 23B (i) limit the extent to which a bank or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to ten percent of such bank's capital and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to twenty percent of such capital and surplus, (ii) impose specific collateral requirements with respect to extensions of credit to affiliates and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the bank or subsidiary, as those provided to a non-affiliate. A bank holding company and its subsidiaries, as well as any company under common control with a bank, are considered "affiliates" of the bank under Sections 23A and 23B. Subsidiaries of a bank are excluded from the definition of "affiliate," and a bank under common control of a bank holding company is exempted from the percentage-of-capital limitations imposed by Section 23A. The term "covered transaction" includes the extension of loans, purchase of assets, issuance of guarantees and similar types of transactions. The restrictions imposed by Sections 23A and 23B do not have a significant effect on the operations of the Company or the Bank.

  The FRB has adopted risk-based capital guidelines which apply to all U.S. bank holding companies with consolidated assets of $150 million or more and to bank holding companies with consolidated assets of less than $150 million that (i) are engaged in non-bank activity involving significant leverage or (ii) have a significant amount of debt held by the general public. The FRB's risk-based capital guidelines require all covered U.S. bank holding companies to maintain a minimum risk-based capital ratio of 8.0% (of which at least 4.0% must be "Tier 1 capital" which consists of common stockholder's equity and non-cumulative perpetual preferred stock). The resulting capital ratios represent equity and non-equity capital as a percentage of total risk-weighted assets and off-balance sheet items. The Company is in compliance with these risk-based capital guidelines.

  In addition, the FRB has adopted leverage capital requirements for bank holding companies, which apply to all U.S. bank holding companies with consolidated assets of $150 million or more and to bank holding companies with consolidated assets of less than $150 million that (i) are engaged in non-bank activity involving significant leverage or (ii) have a significant amount of debt held by the general public. The FRB's leverage capital guidelines require covered bank holding companies to maintain a minimum leverage ratio of 3.0%. FRB guidelines state that only the strongest bank holding companies with composite examination ratios of one under the rating system used by the federal bank regulators would be permitted to operate at or near such minimum level of capital. All other bank holding companies will be expected to maintain an additional cushion of at least 1% to 2% above the minimum ratio, depending on the assessment of an individual organization's capital adequacy by the FRB. Any bank or bank holding company experiencing or anticipating significant growth would be expected to maintain capital well above the minimum levels. The Bank is in compliance with these Tier 1 leverage capital guidelines.

  In addition, FRB policy requires that a bank holding company should serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity. This policy could, under certain circumstances, impair the ability of the Company to pay dividends on it's Common Stock.

  As a bank holding company, the Company is required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Company's consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would violate any law, regulation, FRB order, directive, or any condition imposed by, or written agreement with, the FRB.

  MASSACHUSETTS BANK HOLDING COMPANY REGULATION. The Company will not be a bank holding company under Massachusetts law until it controls two or more banks. However, the activities of the Company are limited by the Commissioner of Banks ("Commissioner") to activities which would be proper activities for a bank holding company registered under the Federal Bank Holding Company Act, provided that the Company may conduct through the Bank or its subsidiaries those activities permitted by Massachusetts law for savings banks and their subsidiaries.

  In addition, the acquisition by the Company of 25% or more of the voting stock, or the power to elect a majority of the directors, of another savings bank, co-operative bank, savings and loan association or commercial bank would subject the Company to regulation as a bank holding company under applicable Massachusetts law and would require the approval of the Massachusetts Board of Bank Incorporation.

  STATE CORPORATE LAWS. The Company was incorporated in 1987 as a Corporation under the laws of the State of Delaware. Thus, the Company is subject to regulation by the Secretary of State of Delaware and the rights of its stockholders are governed by the General Corporation Law of the State of Delaware.

  THE BANK

  MASSACHUSETTS BANKING LAWS AND SUPERVISION. Massachusetts chartered savings banks such as the Bank are regulated and supervised by the Commissioner. The Commissioner is required to examine each state-chartered bank at least once every two years. The approval of the Commissioner is required to establish or close branches, merge with other banks, form a bank holding company and undertake many other activities.

  Any Massachusetts bank that does not operate in accordance with the regulations, policies and directives of the Commissioner may be subject to sanctions for non-compliance. The Commissioner may under certain circumstances suspend or remove trustees, directors or officers who have violated the law, conducted the bank's business in a manner which is unsafe, unsound or contrary to the depositors' interests, or been negligent in the performance of their duties.

  DEPOSIT INSURANCE. The Bank's deposit accounts are insured by the Bank Insurance Fund of the FDIC to a maximum of $100,000 per separately insured account, and deposits in excess of that amount in each separately insured account are insured by the Depositors Insurance Fund.

  Pursuant to section 7 of the Federal Deposit Insurance Act (12 USC 1817), as amended, the FDIC has incorporated a risk based deposit insurance assessment which was effective as of January 1, 1993. Under this risk based system, the assessment rate for an insured depository depends on the assessment risk determined by the institutions capital level and supervisory evaluations. Institutions are assigned to one of three capital groups - well capitalized, adequately capitalized or undercapitalized. The Bank has been notified that its FDIC deposit insurance premium, for the first six months of 1996, will be assessed at an annual amount of $2,000. The FDIC, in its sole discretion, may adjust the reserves of the insurance fund, if necessary. The FDIC issues regulations, conducts periodic examinations, requires the filing of reports and generally supervises the operations of its insured banks. The approval of the FDIC is required prior to the establishment or relocation of any branch office, and the prior approval of the FDIC will be required for mergers and consolidations.

  Any FDIC-insured bank which does not operate in accordance with FDIC regulations, policies and directives may be sanctioned for non-compliance. Proceedings may be instituted against any FDIC-insured bank or any director or trustee, officer or employee of such bank who engaged in unsafe or unsound practices, including the violation of applicable laws and regulations. The FDIC has the authority to terminate insurance of accounts pursuant to the procedures established for that purpose or impose civil money penalties.

  The FDIC has adopted leverage ratio rules that require a minimum leverage ratio of 3.0% "Tier 1 capital" (as defined in the risk-based capital guidelines) to total assets. Although setting a minimum 3.0% leverage ratio, the FDIC's regulations state that only the strongest state non-member banks, with a composite examination rating of 1 under the rating system used by the federal bank regulators, would be permitted to operate at or near such minimum level of capital. All other banks will be expected to maintain an additional cushion of at least 1% to 2% above the minimum ratio, depending on the assessment of an individual organization's capital adequacy by the FDIC. Any bank experiencing or anticipating significant growth would be expected to maintain capital well above the minimum levels. The Bank's leverage ratio was 10.51% at December 31, 1995.

  The FDIC has also adopted risk-based capital rules which require the Bank to have and maintain a ratio of qualifying total capital to weighted risk assets of at least 8.0%, of which at least 4.0% must be Tier I capital. Tier 1 capital is defined as the sum of common stockholders' equity and non-cumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, less all intangible assets other than mortgage servicing rights and minus identified losses and investments in certain securities subsidiaries and certain mortgage banking subsidiaries. Assets and off-balance sheet items are assigned to five risk categories each with appropriate weights. The resulting capital ratios represent equity and non-equity capital as a percentage of total risk-weighted assets and off-balance sheet items. The new risk-based capital rules are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Set forth below are the Bank's risk-based and Tier 1 capital ratios at December 31, 1995.

                            Amount   Percent
                            -------  -------
Risk-based capital          $18,937    18.36%
Risk-based capital            8,254     8.00%
 requirement                -------  -------
 Excess                     $10,683    10.36%
                            =======  =======

Tier 1 capital              $17,636    17.09%
Tier 1 capital                4,127     4.00%
 requirement                -------  -------
Excess                      $13,509    13.09%
                            =======  =======

   All Massachusetts chartered savings banks are required to be members of the Depositors Insurance Fund ("DIF"). The DIF maintains a private deposit insurance fund which insures all deposits in member banks which are not covered by federal insurance, which, in the case of the Bank, are its deposits in excess of $100,000 per insured account. In 1994 and 1995, The Bank's premium for this insurance was assessed at an annual rate of 1/50 of 1% of insured deposits during 1994 and 1995.

  FEDERAL RESERVE BOARD REGULATIONS.   Under FRB regulations, the Bank currently
must establish reserves equal to 3.0% of the first $47.9 million of transaction accounts, and 10.0% of the remainder. At December 31, 1995, the reserve requirement on non-personal time deposits with original maturities of less than 18 months was set at 0%. These reserve requirements are subject to certain exemptions set forth in the FRB regulations. At December 31, 1995 the Bank met applicable FRB reserve requirements.

OTHER BANKING LEGISLATION

  FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991 ("FDICIA"). FDICIA resulted in extensive changes to the federal banking laws. The primary purpose of the law is to authorize additional borrowing by the FDIC in order to provide funds for the resolution of failing financial institutions. FDICIA institutes certain changes to the supervisory process and contains various provisions that may affect the operations of banks such as the Bank. Certain of these changes are discussed below.

  STANDARDS FOR SAFETY AND SOUNDNESS. FDICIA requires the federal bank regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating to: (i) internal controls, information systems and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; and (vi) compensation, fees and benefits. The compensation standards would prohibit employment contracts, compensation or benefit arrangements, stock option plans, fee arrangements or other compensatory arrangements that would provide excessive compensation, fees or benefits or could lead to material financial loss. In addition, the federal bank regulatory agencies are required by FDICIA to prescribe by regulation standards specifying:
(i) maximum classified assets to capital ratios; (ii) minimum earnings sufficient to absorb losses without impairing capital; and (iii) to the extent feasible, a minimum ratio of market value to book value for publicly traded shares of depository institutions and depository institution holding companies.

  DEPOSIT INSURANCE, INVESTMENT AND OTHER REFORMS. FDICIA amends the Federal Deposit Insurance Act to prohibit insured depository institutions that are not well-capitalized from accepting brokered deposit unless a waiver has been obtained from the FDIC. Deposit brokers will be required to register with the FDIC. Under FDICIA the FDIC established a risk-based assessment system for deposit insurance. FDICIA also authorized the FDIC to privately reinsure up to 10% of its risk of loss with respect to an institution and base its assessment on the cost of such reinsurance. The federal bank regulatory agencies are required to adopt uniform regulations for real estate mortgage and construction loans. The federal bank regulatory agencies are required to review risk-based capital standards every two years to ensure that they adequately address interest rate risk, concentration of credit risk and risks from non-traditional activities.

  FDICIA also imposes numerous limitations on the activities and investments of state charted banks, including savings banks. In general, after December 31, 1992, a state chartered bank may not engage as principal, either directly or through a subsidiary, in any activity, with certain limited exceptions, that is not permissible for a national bank, unless the FDIC finds that the activity poses no significant risk to the insurance fund and the state chartered bank is in compliance with applicable capital requirements. FDICIA generally prohibits state chartered banks from engaging in insurance underwriting except to the extent that such activity is permissible for a national bank. However, the ability of state-chartered savings banks located in Massachusetts to sell savings bank life insurance is not impaired by FDICIA. State chartered banks are also prohibited from acquiring or retaining any equity investments of a type that is not permissible for a national bank, with the exception of equity investments in majority-owned subsidiaries and with certain other limited exceptions.

  The law requires the divestiture of any non-permissible equity investment as quickly as can be prudently done, and in any event prior to December 19, 1996.

  CONSUMER PROTECTION PROVISIONS. FDICIA seeks to encourage enforcement of existing consumer protection laws and enacts new consumer-oriented provisions including a requirement of notice to regulators and customers for any proposed branch closing and provisions intended to encourage the offering of "lifeline" banking accounts and lending in distressed communities. FDICIA also requires depository institutions to make additional disclosures to depositors with respect to the rate of interest and the terms of their deposit accounts.

  FEDERAL AND STATE TAXATION
  --------------------------

  FEDERAL TAXATION. The Company and the Bank file consolidated federal income tax returns, which would have the effect of eliminating intercompany distributions, including dividends, in the computation of consolidated taxable income. Any income of the Company and its other subsidiaries would not be subject to the bad debt deduction allowed the Bank, whether or not consolidated tax returns are filed. The Bank, however, must reduce its taxable income for purposes of computing its bad debt reserve deduction under the percentage of taxable income method by its allocated share of loss attributable to the activities of the non-thrift members of the consolidated group if those members' activities are functionally related to the activities of the Bank.

  Savings institutions such as the Bank are subject to the provisions of the Internal Revenue Code (the "Code") in the same general manner as other companies. However, institutions such as the Bank which meet certain definitional tests and other conditions prescribed by the Code may benefit from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. For purposes of the bad debt reserve deduction, loans are separated into "qualifying real properly loans," which generally are loans secured by real property, and "nonqualifying real property loans," which are all other loans. The bad debt reserve deduction with respect to nonqualifying loans must be based on actual loss experience. The amount of the bad debt reserve deduction with respect to qualifying real property loans may be based upon actual loss experience (the "experience method") or a percentage of taxable income determined without regard to such deduction (the "percentage of taxable income method").

  Under the percentage of taxable income method, the bad debt reserve deduction of qualifying real property loans is computed as 8% of taxable income. For years after 1986, an 8% percentage bad debt deduction may be taken as long as not less than 60% of the total dollar amount of the assets of an institution falls within certain qualifying asset categories. If the percentage of assets in the designated categories falls below 60%, the institution could be required to recapture, generally over a period of up to four years, its existing bad debt reserve, although net operating loss carryforwards could be used to offset such recapture. As of December 31, 1995, the Bank satisfied the 60% asset test, and was eligible to take the percentage bad debt deduction.

  The bad debt deduction under the percentage of taxable income method is limited to the extent that (i) the amount accumulated in reserves for qualifying real estate loans does not exceed 6% of such loans outstanding at the end of the taxable year and (ii) the amount, when added to the bad debt reserve for losses on nonqualifying loans, equals the amount by which 12% of total deposits or withdrawable accounts of depositors at year-end exceeds the sum of surplus, undivided profits and reserves at the beginning of the year.

  Current and accumulated earnings and profits of the Bank (apart from amounts appropriated to the bad debt reserve), to the extent otherwise available, generally may be distributed as cash dividends without any federal income tax being imposed on the Bank because of any such distribution. However, if income appropriated to the bad debt reserve and deducted for federal income tax purposes is used or deemed to be used to pay cash dividends or other distributions to stockholders, including distributions on redemption, dissolution or liquidation, the Bank generally would be taxed at then current corporate tax rates on approximately 151% of the amount that would be deemed removed from such reserves by the Bank because of any such distribution. As of December 31, 1995, the Bank had a total reserve for loan losses of approximately $2.9 million for which federal income taxes have not been provided.

  For further information on the Bank's federal income taxes, see Note 8 of Notes to Consolidated Financial Statements in the 1995 Annual Report to Stockholders.

  STATE TAXATION. Savings banks in Massachusetts are currently taxed at the rate of 12.13% on their state taxable income. State taxable income includes income from all sources, without exclusion, for the taxable year, less deductions, but not the credits, allowable under the provisions of the Code, as amended and in effect for the taxable year. No deductions, however, are allowed for dividends received. In addition, carryforwards and carrybacks of net operating losses are not allowed.

  The Bank's Massachusetts tax returns for the last five years have not been audited.

  COMPETITION
  -----------

  The Bank faces strong competition in attracting deposits. Its most direct competition for deposits has historically come from other savings banks, savings and loan associations, cooperative banks, credit unions and commercial banks located on Nantucket Island and in southeastern Massachusetts. The Bank also competes for deposits with money market mutual funds and corporate and government securities. Since the elimination of federal interest rate controls on deposits, the Bank has faced increasing competition from other financial institutions for deposits.

  The Bank competes for deposits principally by offering depositors a wide variety of deposit programs, automated teller machines, tax deferred retirement programs and other miscellaneous services. It does not rely upon any single individual, group or entity for a material portion of its deposits.

  Competition for real estate loans comes primarily from mortgage banking companies, savings banks, savings and loans associations, commercial banks and other institutional lenders. The Bank competes for loan origination primarily based on the interest rates and loan fees that it charges and the efficiency and quality services that it provides. The competition for loans varies depending on factors which include, among others, the general availability of lendable funds and credit, general and local economic conditions, current interest rate levels, conditions in the mortgage market and other factors which are not readily predictable.

  In addition to competing with other savings banks and financial services organizations based in Massachusetts, the Bank has and is expected to face increased competition from major commercial banks headquartered outside of Massachusetts as a result of the interstate banking laws which currently permit banks nationwide to enter the Bank's market area and compete with it for deposits and loan originations.

  EMPLOYEES
  ---------

  As of December 31, 1995 the Company and Bank had 40 full-time and two part time employees. None of these employees is represented by a collective bargaining agreement. The Company believes its employee relations are good.

ITEM 2.   DESCRIPTION OF PROPERTY

  The Bank owns four properties and leases one property. The four properties consist of the Bank's main office, one branch office, an undeveloped parcel of land and one automated teller facility. The Bank's main office is located at 104 Pleasant Street on Nantucket, and was acquired on June 30, 1979. This 8,500 square foot facility had a net book value of $346,000 at December 31, 1995, including the book value of the land on which the facility is located.

  The Bank's branch office, located at 2 Orange Street, Nantucket is a 3,200 square foot facility which the Bank acquired in 1921, and had a net book value of $6,000 at December 31, 1995, including the book value of the land on which the facility is located.

  On August 30, 1995 the Bank purchased a three quarter acre parcel of land located on Amelia Drive, Nantucket for $240,000. Should the bank sell this property within two years of the purchase date the Bank is committed to pay an additional $60,000 for this land. The future use of this land has not been determined.

  Effective April 1, 1994, the Bank entered into a lease agreement with the Town of Nantucket's Airport Commission to lease 16 square feet of space at the main terminal building on Nantucket Island for an automated teller machine facility. The one year lease of this space, at an annual rent of $6,000, expires on March 31, 1996.

  At December 31, 1995, the net book value of the Bank's furnishings and equipment was $651,000 and the aggregate net book value of the Bank's land, buildings, furnishings, and equipment was $1.2 million. The Bank believes that the fair market value of its properties is significantly in excess of the book value of these properties.

  For further information, see Note 5 of Notes to Consolidated Financial Statements in the 1995 Annual Report to Stockholders.

ITEM 3.  LEGAL PROCEEDINGS

  From time to time, the Bank is involved in legal proceedings incidental to its business. None of these actions individually or in the aggregate is believed to be material to the financial condition of the Bank.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not Applicable.

                                    PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The information contained in the section captioned "Stock Market Data" in the 1995 Annual Report to Stockholders is incorporated herein by reference. For information regarding the Company's dividend policy see also
"Item 1 -- Business -- Dividend Policy."

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

  The information contained in the section captioned "Management's Discussion and Analysis" in the 1995 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7.   FINANCIAL STATEMENTS

  The financial statements contained in the 1995 Annual Report to Stockholders are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) EXCHANGE ACT

ITEM 10.   EXECUTIVE COMPENSATION

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by Items 9, 10, 11 and 12 is incorporated herein by reference to the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 13, 1996 which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 18, 1996.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Documents Filed as Part of Form 10-KSB

  1. Exhibits

     (3) Certificate of Incorporation and Bylaws of Home Port Bancorp, Inc. Incorporated herein by reference to exhibit B and C to the Company's Registration on Form S-1 (No.33-21794) (the "Registration Statement")

 (10.1.1) Home Port Bancorp, Inc. 1988 Stock Option Plan. Incorporated herein by reference to Exhibit D to the Company's Form 10-K for Year Ended December 31, 1988, as filed with the Securities and Exchange Commission ("SEC") on March 31, 1989.

  (10.1.2) Employment Agreement between Nantucket Bank and William P. Hourihan, Jr. Incorporated herein by reference to the Registration Statement.

  (10.1.3) Employment Agreement between Nantucket Bank and Daniel P. Neath. Incorporated herein by reference to the Registration Statement.

  (10.1.4)  Supplemental Retirement Agreement between Nantucket Bank and
            Daniel P. Neath. Incorporated herein by reference to the Company's Form 10-K for the Year Ended December 31, 1989, as filed with the SEC on April 13, 1990.

     (13) 1995 Annual Report to Stockholders for the Fiscal Year Ended December 31, 1995.

     (21)   Subsidiaries of the Registrant.

(b) No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1995.

                                   SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               HOME PORT BANCORP, INC.



Date:  March 28, 1996                 By: /s/ Karl L. Meyer
                                          -------------------------------------
                                          Karl L. Meyer
                                          President and Chief Executive Officer
                                          (Duly Authorized Representative)


  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                                               Date
- ----------                                               ----


/s/ Karl L. Meyer
- --------------------------------------              March 28, 1996
Karl L. Meyer
Chairman of the Board,
President and Chief Executive Officer

/s/ John M. Sweeney
- --------------------------------------              March 28, 1996
John M. Sweeney
Treasurer & Chief Financial Officer
 (Principal Financial and Accounting
 Officer)

/s/ William P. Hourihan
- --------------------------------------              March 28, 1996
William P. Hourihan, Jr.
Director

/s/ Charles F. DiGiovanna
- --------------------------------------              March 28, 1996
Charles F. DiGiovanna
Director

/s/ Charles H. Jones
- --------------------------------------              March 28, 1996
Charles H. Jones
Director

Signatures (Continued)                              Date
- ----------------------                              ----

/s/ Daniel D. McCarthy
- --------------------------------------              March 28, 1996
Daniel D. McCarthy
Director


/s/ Robert J. McKay
- --------------------------------------              March 28, 1996
Robert J. McKay
Director


/s/ Philip W. Read
- --------------------------------------              March 28, 1996
Philip W. Read
Director

                               INDEX TO EXHIBITS

EXHIBIT                                             SEQUENTIALLY
- --------                                              NUMBERED
                                                        PAGE

     (3)  Certificate of Incorporation and Bylaws       N/A
          of Home Port Bancorp, Inc.-
          Incorporated by reference to Exhibit B
          and C to the Company's Registration
          Statement on Form S-1 (No. 33-21794)
          (the "Registration Statement").

(10.1.1)  Home Port Bancorp, Inc. 1988 Stock            N/A
          Option plan.  Incorporated by reference
          to Exhibit D to the Company's Form 10-K
          for the Year Ended December 31, 1988,
          as filed with the Securities and
          Exchange Commission on March 31, 1989.

(10.1.2)  Employment Agreement between Nantucket        N/A
          Bank and William P. Hourihan, Jr.
          Incorporated herein by reference to the
          Registration Statement.

(10.1.3)  Employment Agreement between Nantucket        N/A
          Bank and Daniel P Neath.  Incorporated
          herein by reference to the Registration
          Statement.

(10.1.4)  Supplemental Retirement Agreement             N/A
          between Nantucket Bank and Daniel P.
          Neath.  Incorporated herein by
          reference to the Company's Form 10-K
          for the year ended December 31, 1989,
          as filed with the Securities and
          Exchange Commission on April 13, 1990.

    (13)  Annual Report to Stockholders for the
          Fiscal Year Ended December 31, 1995.

    (21)  Subsidiaries of the Registrant.