Form 10QSB
period 1996-03-31
HOME PORT BANCORP INC
filed 1996-05-15
CIK 832769

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                    ......................................
                                  FORM 10-QSB


(Mark one)
      X     Quarterly report pursuant to Section 13 or 15 (d) of the Securities
  ---------
Exchange Act of 1934 for the quarterly period ended March 31, 1996 or

  _________ Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from__________ to_________.



                         Commission file number 0-17099
                         ------------------------------


                            HOME PORT BANCORP, INC.
              --------------------------------------------------
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)



           Delaware                                            04-3016821
- -------------------------------                         ------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                          Identification Number)

     104 Pleasant Street
   Nantucket, Massachusetts                                     02554
- ---------------------------------------                   -----------
(Address of principal executive office)                    (Zip Code)





                                (508) 228-0580
                ----------------------------------------------
               (Issuer's telephone number, including area code)



                                Not applicable
   ------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes      X      No
                             -----------    ----------.


  The number of shares outstanding of each of the registrant's classes of common stock as of March 31, 1996:


        Common Stock $.01 par value                         1,841,890
        ---------------------------                  -----------------------
             (Title of Class)                          (Shares Outstanding)



Transitional Small Business Disclosure Format (check one)
Yes            No    X
   -----------   -----------.

                            Home Port Bancorp, Inc.


                                     INDEX


PART I - FINANCIAL INFORMATION                                        Page No.
                                                                    -----------

     Consolidated Balance Sheet at March 31, 1996 and December           3
     31, 1995

     Consolidated Statement of Earnings for the three months
     ended March 31, 1996 and 1995.                                      4

     Consolidated Statement of Changes in Stockholders' Equity
     at March 31, 1996                                                   5

     Consolidated Statements of Cash Flows for the three months          6
     ended March 31, 1996 and 1995

     Notes to Consolidated Financial Statements                        7-10

     Management's Discussion and Analysis of Financial Condition      11-12
     and Results of Operation

PART II - OTHER INFORMATION                                             13

     Signatures                                                         14

                            Home Port Bancorp, Inc.
                    Consolidated Balance Sheet (Unaudited)

(In Thousands, Except Per Share Data)                                                                   March 31,      December 31,
                                                                                                          1996             1995
                                                                                                      ----------------------------
Assets
Cash and due from banks                                                                                 $  4,896          $  4,886
Interest bearing deposits in banks                                                                           501             1,750
                                                                                                      ----------------------------
Total cash and cash equivalents                                                                            5,397             6,636
Securities held to maturity (market value $17,033 and $18,089) (note 2)                                   17,311            18,330
Securities available for sale (amortized cost of $6,804 and $7,681) (note 2)                               6,794             7,695
Loans, net of allowance for possible loan losses of $2,345 and $2,249 (note 3)                           128,543           120,540
Loans held for sale                                                                                        3,308             8,607
Land, buildings and equipment, net                                                                         1,285             1,244
Accrued income receivable                                                                                  1,083             1,104
Net deferred tax asset                                                                                        99                85
Stock in FHLB-Boston, at cost                                                                              2,321             2,321
Prepaid expenses and other assets                                                                            725               710
                                                                                                      ----------------------------
      Total assets                                                                                      $166,866          $167,272
                                                                                                      ============================

Liabilities and Stockholders' Equity
Liabilities:
   Deposits (Note 4)                                                                                    $113,639          $114,357
   Borrowed funds                                                                                         32,663            32,837
   Accrued expenses                                                                                        1,160             1,106
   Other liabilities                                                                                         610               593
                                                                                                      ----------------------------
      Total liabilities                                                                                  148,072           148,893
                                                                                                      ----------------------------

Commitments and contingencies (notes 3 and 5)

Stockholders' equity
   Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued                                --                 --
   Common stock, $.01 par value, 10,000,000 shares authorized, 2,325,494
     shares issued                                                                                            23                23
   Additional paid-in capital                                                                             17,473            17,473
   Retained earnings                                                                                       5,701             5,271
   Unrealized gain (loss) on securities available for sale, net of taxes (note 2)                             (6)                9
   Less: Treasury stock, at cost (483,604 shares)                                                         (4,397)           (4,397)
                                                                                                      ----------------------------
      Total stockholders' equity                                                                          18,794            18,379
                                                                                                      ----------------------------
      Total liabilities and stockholders' equity                                                        $166,866          $167,272
                                                                                                      ============================

See accompanying notes to unaudited consolidated financial statements.

                            Home Port Bancorp, Inc.
                Consolidated Statements of Earnings (Unaudited)

(In Thousands, Except Share and Per Share Data)                                          Three Month Ended
                                                                                              March 31,
                                                                                     -------------------------
                                                                                          1996         1995
                                                                                     -------------------------
Interest and dividend income:
    Interest on loans                                                                       $2,977      $2,590
    Interest on securities                                                                     352         398
    Dividends                                                                                   40          38
    Federal funds sold and interest bearing deposits                                            23          29
                                                                                     -------------------------
          Total interest and dividend income                                                 3,395       3,055
                                                                                     -------------------------
Interest expense:
    Interest on depositors' accounts                                                         1,000         857
    Interest on borrowed funds                                                                 517         577
                                                                                     -------------------------
          Total interest expense                                                             1,517       1,434
                                                                                     -------------------------
Net interest and dividend income                                                             1,878       1,621
Provision for loan losses                                                                      --          --
                                                                                     -------------------------
Net interest and dividend income after provision for loan losses                             1,878       1,621
                                                                                     -------------------------
Non-interest income:
    Deposit servicing fees                                                                      77          73
    Loan servicing fees                                                                         82          48
    Other fees and income                                                                       62          99
    Net gain (loss) from sale of mortgage loans                                                 (5)         --
    Net gain (loss) from securities                                                             --          (3)
                                                                                     -------------------------
          Total non-interest income                                                            216         217
                                                                                     -------------------------
Non-interest expense:
    Salaries and employee benefits                                                             533         475
    Building and equipment expenses                                                            105          93
    Loss (gain) on other real estate owned                                                      --          (4)
    Deposit insurance fees                                                                       3          72
    Professional fees                                                                           77          48
    Other                                                                                      222         199
                                                                                     -------------------------
          Total non-interest expense                                                           940         883
                                                                                     -------------------------
Income before income taxes                                                                   1,154         955
Provision for income taxes (Note 5)                                                            448         392
                                                                                     -------------------------
Net income                                                                                    $706        $563
                                                                                     -------------------------

Earnings per common share                                                                    $0.38       $0.31
                                                                                     -------------------------

Weighted number of common shares outstanding                                                 1,842       1,836
                                                                                     -------------------------

See accompanying notes to unaudited consolidated financial statements

                            Home Port Bancorp, Inc.
    Consolidated Statements of Changes in Stockholders' Equity (Unaudited)


(In Thousands)                                                                                                Net
                                                                                                           Unrealized
                                                                                                           Gain (loss)
                                                                                                               on
                                                                   Additional                               Securities     Total
                                                         Common     Paid-in      Retained      Treasury     Available  Stockholders'
                                                         Stock      Capital      Earnings       Stock        For Sale      Equity
                                                   ---------------------------------------------------------------------------------
Balance at December 31, 1994                                $23       $17,473       $5,462       $(4,397)       $(37)       $18,524

Change in unrealized loss on securities
     available for sale                                      --           --           --            --           46             46
Cash dividends paid at $.60 per share                        --           --        (1,105)          --           --         (1,105)
Special dividend paid at $1.00 per share                     --           --        (1,842)          --           --         (1,842)
Net income                                                   --           --         2,756           --           --          2,756
                                                       -----------------------------------------------------------------------------
Balance at December 31, 1995                                 23        17,473        5,271        (4,397)          9         18,379

Change in unrealized loss on securities
     available for sale                                      --           --           --            --          (15)           (15)
Cash dividends paid at $.15 per share                        --           --          (276)          --           --           (276)
Net income                                                   --           --           706           --           --            706
                                                       -----------------------------------------------------------------------------
Balance at March 31, 1996                                   $23       $17,473       $5,701       $(4,397)        $(6)       $18,794
                                                       =============================================================================


See accompanying notes to unaudited consolidated financial statements

                            Home Port Bancorp, Inc.
               Consolidated Statements of Cash Flows (Unaudited)


(In Thousands)                                                                                          Three Months Ended
                                                                                                            March 31,
                                                                                                 -----------------------------
                                                                                                       1996           1995
                                                                                                 -----------------------------
Net cash flows from operating activities:
    Net income                                                                                             706         $   563
    Adjustments to reconcile net income to net cash provided by operating activities:
        Net (increase) decrease in accrued income receivable                                                21            (132)
        Net increase (decrease) in accrued expenses                                                         54              (8)
        Net amortization of securities premiums (accretion of discounts)                                    29            (144)
        (Gain) Loss from other real estate owned                                                            --              (4)
        Net (increase) decrease in loans held for sale                                                   5,294           1,472
        Amortization of deferred loan origination fees                                                     (64)            (82)
        Depreciation of building and equipment                                                              48              42
        Net (increase) decrease in prepaid expenses and other assets                                       (15)            (98)
        Net increase (decrease) in other liabilities                                                        17             120
        Deferred income taxes                                                                               (5)              7
        Net loss (gain) on securities and other assets                                                      --              (3)
        Net (gain) on sale of mortgage loans                                                                 5              --
                                                                                                 -----------------------------
Net cash provided by (used for) operating activities                                                     6,090           1,733
                                                                                                 -----------------------------

Cash flows from investing activities
    Purchases of securities held to maturity                                                                --              --
    Purchases of securities available for sale                                                            (996)         (1,017)
    Proceeds from sales of securities available for sale                                                    --             573
    Proceeds from maturities of securities                                                               2,625             965
    Principal payments on mortgage-backed securities                                                       238             228
    Net (increase) decrease in loans                                                                    (7,939)         (1,876)
    Purchases of land, buildings and equipment                                                             (89)            (64)
    Proceeds from the sales of other real estate owned                                                      --              49
    Purchase of Federal Home Loan Bank stock                                                                --            (383)
                                                                                                 -----------------------------
Net cash provided by (used for) investing activities                                                    (6,161)         (1,525)
                                                                                                 -----------------------------

Cash flows from financing activities:
    Net increase (decrease) in deposits                                                                   (718)         (3,245)
    Federal Home Bank advances                                                                           7,500           7,000
    Federal Home Loan Bank repayments                                                                   (4,674)         (2,165)
    Net (decrease) increase in short term borrowings                                                    (3,000)         (2,000)
    Cash dividends paid                                                                                   (276)         (4,881)
                                                                                                 -----------------------------
Net cash provided by (used for) financing activities                                                    (1,168)         (5,291)
                                                                                                 -----------------------------


Net (decrease) increase in cash and cash equivalents                                                    (1,239)         (5,083)
Cash and cash equivalents at beginning of period                                                         6,636           9,513
                                                                                                 -----------------------------
Cash and cash equivalents at end of period                                                             $ 5,397         $ 4,430
                                                                                                 =============================

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
        Interest                                                                                         1,493           1,434
        Income taxes                                                                                       303             120
    Loans foreclosed and in-substance foreclosures
       transferred to other real estate owned                                                              --              372
    Dividends declared                                                                                     276             276
    Non-cash gains on sales of loans                                                                       --              --

See accompanying notes to unaudited consolidated financial statements

                   Home Port Bancorp, Inc. and Subsidiaries
             Notes to Unaudited Consolidated Financial Statements


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


The financial statements for the periods ended March 31, 1996 and 1995 are unaudited, but include normal recurring adjustments which management considers necessary for a fair presentation of results. Interim results are not necessarily indicative of the results to be expected for the entire year. It is recommended that these statements be read in conjunction with the audited financial statements for the year end December 31, 1995.

2.  Securities (in thousands)

Securities held to maturity consist of the following:

                                                             March 31, 1996             December 31, 1995
                                                        -----------------------       -----------------------
                                                           Book         Market            Book        Market
                                                           Value         Value            Value        Value
                                                        -----------------------       -----------------------
United States Government and agency obligations             $3,284        3,264           $3,528       $3,521
Mortgage-backed securities                                   8,441        8,208            8,699        8,480
State and municipal obligations                                704          701              707          702
Other bonds and notes                                        4,882        4,860            5,396        5,386
                                                        -----------------------       -----------------------
   Total securities held to maturity                       $17,311      $17,033          $18,330      $18,089
                                                        =======================       =======================

Securities available for sale consist of the following:

                                                             March 31, 1996             December 31, 1995
                                                        -----------------------       -----------------------
                                                           Book         Market            Book        Market
                                                           Value         Value            Value        Value
                                                        -----------------------       -----------------------
United States Government and agency obligations            $ 4,400      $ 4,378          $ 4,901     $ 4,895
State and municipal obligations                                806          806              807         807
Other bonds and notes                                        1,497        1,508            1,861       1,880
Marketable equity securities                                   101          102              112         113
                                                        -----------------------       -----------------------
   Total securities available for sale                     $ 6,804      $ 6,794          $ 7,681     $ 7,695
                                                        =======================       =======================

                   Home Port Bancorp, Inc. and Subsidiaries
             Notes to Unaudited Consolidated Financial Statements

3.  Loans, Net (in thousands)

The composition of the balances of loans is as follows:

                                                     March 31,       December31,
                                                       1996              1995
                                                  ------------------------------
Mortgage loans:
  Residential
    Fixed                                           $ 14,761           $ 15,888
    Adjustable                                        56,039             51,632
  Residential construction                            35,476             34,021
  Commercial                                          28,521             28,660
  Commercial construction                              8,093              5,547
                                                  -----------     --------------
     Total principal balances                        142,890            135,748
Less:
  Due borrowers on uncompleted loans
    Residential                                      (21,507)           (21,948)
    Commercial                                        (5,837)            (4,304)
  Deferred loan origination fees                        (448)              (427)
                                                  -----------     --------------
    Total mortgage loans                             115,098            109,069
Other loans:
  Commercial business                                  9,533              7,195
  Second mortgage                                      2,303              2,145
  Home equity                                          1,569              1,834
  Passbook and stock secured                           1,129              1,342
  Consumer                                             1,256              1,204
                                                  -----------     --------------
    Total other loans                                 15,790             13,720
Less: Allowance for possible loan losses              (2,345)            (2,249)
                                                  -----------     --------------
      Loans, net                                    $128,543           $120,540
                                                  ===========     ==============

The Federal Home Loan Bank has a blanket lien covering residential and commercial mortgage loans as collateral for the Bank's borrowing from the FHLB.

Effective January 1, 1996 the Bank adopted Statement of Financial Accounting Standards ("SFAS") No. 122 "Accounting for Mortgage Servicing Rights." The Statement requires that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, regardless of how those servicing rights are acquired. Additionally, the Statement requires that the capitalized mortgage servicing rights be assessed for impairment based on the fair value of those rights, and that impairment be recognized through a valuation allowance. The adoption of this statement did not have a material effect on the Bank's financial condition or results or operations.

                   Home Port Bancorp, Inc. and Subsidiaries
             Notes to Unaudited Consolidated Financial Statements

A summary of the transactions in the allowance for possible loan losses is as follows:

                                                         Three Months Ended
                                                               March 31,
                                                    ----------------------------
                                                        1996             1995
                                                    ----------------------------
Balance at beginning of period                            $2,249          $2,154
    Provisions                                               --              --
    Recoveries                                                96              11
    Realized losses charged to allowance                     --                7
                                                    ----------------------------
Balance at end of period                                  $2,345          $2,158
                                                    ============================

The allowance for possible loan losses is allocated as follows:

                                                         Three Months Ended
                                                               March 31,
                                                    ----------------------------
                                                        1996             1995
                                                    ----------------------------
    Residential mortgage loans                            $  532          $  457
    Commercial real estate loans                           1,207           1,112
    Commercial loans                                         165             257
    All other loans                                          306             197
    Unallocated                                              135             135
                                                    ----------------------------
        Total                                             $2,345          $2,158
                                                    ============================

Non-performing loans are summarized as follows:

                                                     March 31,    December 31,
                                                       1996           1995
                                                 -------------------------------
Loans accounted for on a non-accrual basis                $  --           $ --
Accruing loans 90 days past due                            1,085            --
Restructured loans                                           --             --

4.  Deposits (in thousands)

A summary of deposit balances, by type, is as follows:

                                                     March 31,    December 31,
                                                       1996           1995
                                                 -------------------------------
Demand (non-interest bearing)                           $  6,929        $  7,352
Savings:
   NOW                                                    23,959          25,212
   Regular and 90-day notice accounts                     12,947          13,098
   Money market deposit accounts                          18,342          17,985
   Advance payments from mortgagors                          188             207
                                                 -------------------------------
     Total savings                                        55,436          56,502
                                                 -------------------------------
Time certificates of deposit                              51,274          50,503
                                                 -------------------------------
     Total deposits                                     $113,639        $114,357
                                                 ===============================

                   Home Port Bancorp, Inc. and Subsidiaries
             Notes to Unaudited Consolidated Financial Statements

5.  Commitments (in thousands)

In the normal course of business, there are outstanding commitments that are not reflected in the balance sheet. Firm commitments to originate mortgage and commercial loans were $12,437 at March 31, 1996.

6.  Income Taxes

The effective rate for the quarter ended March 31, 1996 is 39%, which is less than the statutory rate of 43% primarily due to a change in the valuation allowance.

                   Home Port Bancorp, Inc. and Subsidiaries
  Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations
               Unaudited Interim Information for March 31, 1996

                          Consolidated Balance Sheet
                          --------------------------

Total assets of Home Port Bancorp, Inc. (the "Company") decreased $.4 million to $166.9 million at March 31, 1996 from $167.3 million at December 31, 1995. Major balance sheet categories are discussed below.

Net loans outstanding (including loans held for sale) were $131.9 million at March 31, 1996, an increase of $2.8 million, or 2.1%, from the $129.1 million at December 31, 1995. Loan sales totaled $10.0 million during the first quarter of 1996 as compared to $9.4 million for the corresponding 1995 quarter.

Total deposits decreased by $.7 million, or .6%, to $113.6 million at March 31, 1996 from $114.4 million at December 31, 1995. This was substantially less than the 9.7% decrease during the first quarter of 1995. The Bank usually experiences a seasonal decrease in deposits during the winter months.

Borrowed funds, consisting of Federal Home Loan Bank advances, totaled $32.7 million at March 31, 1996, slightly under the December 31, 1995 total of $32.8 million. At March 31, 1996 borrowed funds were $3.2 million, or 9.1%, under their levels at March 31, 1995.

Total stockholders' equity increased by $415 thousand to $18.8 million at March 31, 1996 from $18.4 million at December 31, 1995. This increase reflects net income of $706 less cash dividends declared of $276 thousand and a $15 thousand unrealized loss on securities available for sale.


                             Results of Operations
                             ---------------------
General

For the quarter ended March 31, 1996, the Company reported net income of $706 thousand or $0.38 per share compared to net income of $563 thousand or $0.31 per share for the quarter ended March 31, 1995. This increase is primarily attributable to an increase in net interest and dividend income of $257 thousand and a reduction of $68 thousand in deposit insurance expense offset by increases of $122 thousand in the other non-interest expense categories. These expense increases were due to increases in employee training and personnel administration costs, promotions and public relations and computer hardware and software costs.

Net Interest Income

Net interest and dividend income increased by $257 thousand or 15.9% to $1.9 million for the quarter ended March 31, 1996 as compared to the same period in 1995. The net interest margin and net interest spread were 4.66% and 4.04%, respectively, for the first quarter of 1996 compared to 3.63% and 4.19% for the same period in 1995. The increase in the net interest margin and spread was due primarily to repricing of adjustable rate assets.

Return on Equity

Return on equity has increased to an annualized rate of 15.24% for the first quarter of 1996 from 12.05% for the same period in 1995. This improvement is due to higher earnings combined with a lower equity base resulting from the payment in 1995 of two special dividends totaling $6.4 million ($3.50 per share).

                   Home Port Bancorp, Inc. and Subsidiaries
  Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations
               Unaudited Interim Information for March 31, 1996

Provision for Loan Losses

The allowance for loan losses at March 31, 1996 was $2.3 million or 1.75% of total loans compared to $2.2 million, or 1.71% of total loans, at December 31, 1995. During the quarter ending March 31, 1996 the Bank had recoveries of $96 thousand and no charge-offs. The Bank believes that the current level of the allowance for loan losses is adequate and, hence, made no provision for possible loan losses during the quarter ended March 31, 1996 or the year ended December 31, 1995. However, any unforeseen future economic problems could lead to the Bank experiencing additional delinquencies requiring additional provisions for possible loan losses.


Non-performing Loans and Other Real Estate Owned

The Bank's non-performing loans, consisting of accruing loans 90 days past due, totaled $1.1 million at March 31, 1996. There were no non-performing loans at December 31,1995. None of these loans were to affiliated persons. The largest non-performing loan, totaling $650 thousand, is a first mortgage loan on a residential property. The Bank expects to incur no loss on this loan based on the estimated value of the property. The Bank had no other real estate owned at either March 31, 1996 or December 31, 1995.

At March 31, 1996 management has identified $700 thousand of loans that, while currently performing, may pose potential problems due to some doubts about the ability of the borrowers to comply with all of their present loan repayment terms. The resolution of these loans is not yet known. The Bank believes that its allowance for loan losses is adequate to absorb any losses that may result from these loans.

Income Taxes

The Company and its subsidiaries, on a consolidated basis are subject to Federal income tax. The Company is also subject to a Delaware franchise tax and a Massachusetts tax as a security corporation. The Bank and it's subsidiary are subject to a Massachusetts income tax. For interim unaudited financial statements, management calculated the provision for taxes using an estimated combined Federal and state tax rate of 40% and made an adjustment decreasing the deferred tax valuation reserve. The expected tax rate is reviewed and adjusted as necessary on a quarterly basis.

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

At March 31, 1996 and December 31, 1995 the Company's and the Bank's capital ratios were in excess of regulatory the requirements of the Federal Deposit Insurance Corp.

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

Item 2.   Changes in Securities.
          ----------------------
          Not applicable.

Item 3.   Defaults Upon Senior Securities.
          --------------------------------
          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          Not applicable.

Item 5.   Other Information.
          ------------------
          A dividend of $.15 per common share was declared on February 1, 1996. The cash dividend was paid on February 29, 1996 to shareholders of record as of February 15, 1996.

          Declaration of dividends by the Board of Directors depends on a number of factors, including capital requirements, regulatory limitations, the Company's operating results and financial condition and general economic conditions.

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

          a.  Exhibits -- None
              --------

          b.  Reports on Form 8-K - No reports on Form 8-K were filed during
              -------------------
          the quarter ended March 31, 1996.

                   Home Port Bancorp, Inc. and Subsidiaries

Signatures
- ----------

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


                                                   Home Port Bancorp, Inc.
                                        ----------------------------------------
                                                       (Registrant)




Date:  May 13, 1996                     By: /s/ William P. Hourihan
                                        ----------------------------------------
                                            William P. Hourihan, Vice President


Date:  May 13, 1996                     By: /s/ John M. Sweeney
                                        ----------------------------------------
                                                 John M. Sweeney, Treasurer
                                          (chief financial & accounting officer)