Form 10QSB/A
period 1996-03-31
HOME PORT BANCORP INC
filed 1996-05-17
CIK 832769

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                    ......................................
                                  FORM 10-QSB/A


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

                            Home Port Bancorp, Inc.
                Consolidated Statements of Earnings (Unaudited)

(In Thousands, Except Share and Per Share Data)                                          Three Month Ended
                                                                                              March 31,
                                                                                     -------------------------
                                                                                          1996         1995
                                                                                     -------------------------
Interest and dividend income:
    Interest on loans                                                                       $2,977      $2,590
    Interest on securities                                                                     352         398
    Dividends                                                                                   38          38
    Federal funds sold and interest bearing deposits                                            12          29
                                                                                     -------------------------
          Total interest and dividend income                                                 3,379       3,055
                                                                                     -------------------------
Interest expense:
    Interest on depositors' accounts                                                           984         857
    Interest on borrowed funds                                                                 517         577
                                                                                     -------------------------
          Total interest expense                                                             1,501       1,434
                                                                                     -------------------------
Net interest and dividend income                                                             1,878       1,621
Provision for loan losses                                                                      --          --
                                                                                     -------------------------
Net interest and dividend income after provision for loan losses                             1,878       1,621
                                                                                     -------------------------
Non-interest income:
    Deposit servicing fees                                                                      77          73
    Loan servicing fees                                                                         82          48
    Other fees and income                                                                       62          99
    Net gain (loss) from sale of mortgage loans                                                 (5)         --
    Net gain (loss) from securities                                                             --          (3)
                                                                                     -------------------------
          Total non-interest income                                                            216         217
                                                                                     -------------------------
Non-interest expense:
    Salaries and employee benefits                                                             533         475
    Building and equipment expenses                                                            105          93
    Loss (gain) on other real estate owned                                                      --          (4)
    Deposit insurance fees                                                                       3          72
    Professional fees                                                                           77          48
    Other                                                                                      222         199
                                                                                     -------------------------
          Total non-interest expense                                                           940         883
                                                                                     -------------------------
Income before income taxes                                                                   1,154         955
Provision for income taxes (Note 5)                                                            448         392
                                                                                     -------------------------
Net income                                                                                    $706        $563
                                                                                     -------------------------

Earnings per common share                                                                    $0.38       $0.31
                                                                                     -------------------------

Weighted number of common shares outstanding                                                 1,842       1,842
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


                                                   Home Port Bancorp, Inc.
                                        ----------------------------------------
                                                       (Registrant)




Date:  May 17, 1996                     By: /s/ William P. Hourihan
                                        ----------------------------------------
                                            William P. Hourihan, Vice President


Date:  May 17, 1996                     By: /s/ John M. Sweeney
                                        ----------------------------------------
                                                 John M. Sweeney, Treasurer
                                          (chief financial & accounting officer)