Form 10QSB
period 1996-06-30
HOME PORT BANCORP INC
filed 1996-08-13
CIK 832769

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                      ..................................
                                  FORM 10-QSB


(Mark one)
    X     Quarterly report pursuant to Section 13 or 15 (d) of the Securities
- ---------
Exchange Act of 1934 for the quarterly period ended June 30, 1996 or

          Transition report pursuant to Section 13 or 15 (d) of the Securities
- ---------
Exchange Act of 1934 for the transition period from          to          .
                                                   ----------  ----------


                        Commission file number 0-17099
                        ------------------------------


                            HOME PORT BANCORP, INC.
        ---------------------------------------------------------------
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)



  Delaware                                               04-3016821
- ---------------------------------                ---------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification Number)

       104 Pleasant Street
      Nantucket, Massachusetts                      02554
- ----------------------------------------         ------------
(Address of principal executive office)           (Zip Code)




                             (508) 228-0580
               ------------------------------------------------
               (Issuer's telephone number, including area code)



                                Not applicable
        ----------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes      X      No
                             -----------   --------


 The number of shares outstanding of each of the registrant's classes of common stock as of June 30, 1996:


Common Stock $.01 par value                           1,841,890
- -----------------------------                     -------------------
(Title of Class)                                  (Shares Outstanding)



Transitional Small Business Disclosure Format (check one)
Yes            No      X
   -----------    -----------

                            HOME PORT BANCORP, INC.


                                     INDEX

                                                                Page No.
                                                                --------

PART I - FINANCIAL INFORMATION

        Consolidated Balance Sheet at June 30,                     3
        1996 and December 31, 1995

        Consolidated Statement of Earnings for the three
        months and six months ended June 30, 1996 and 1995.        4


        Consolidated Statement of Changes in Stockholders'
        Equity at June 30, 1996                                    5


        Consolidated Statements of Cash Flows for the six
        months  ended June 30, 1996 and 1995                       6


        Notes to Consolidated Financial Statements              7-10


        Management's Discussion and Analysis of Financial
        Condition and Results of Operation                     11-13


PART II - OTHER INFORMATION                                      14

        Signatures                                               15


                            HOME PORT BANCORP, INC.
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

(In Thousands, Except Per Share Data)                                                                 June 30,       December 31,
                                                                                                        1996             1995
                                                                                                  ----------------------------------
ASSETS
Cash and due from banks                                                                                 $  6,679          $  4,886
Interest bearing deposits in banks                                                                           433             1,750
                                                                                                      ----------------------------
Total cash and cash equivalents                                                                            7,112             6,636
Securities held to maturity (market value $16,392 and $18,089) (note 2)                                   16,859            18,330
Securities available for sale (amortized cost of $6,706 and $7,681) (note 2)                               6,602             7,695
Loans, net of allowance for possible loan losses of $2,262 and $2,249 (note 3)                           140,659           120,540
Loans held for sale                                                                                        3,475             8,607
Land, buildings and equipment, net                                                                         1,406             1,244
Accrued income receivable                                                                                  1,174             1,104
Net deferred tax asset                                                                                       113                85
Stock in FHLB-Boston, at cost                                                                              2,321             2,321
Prepaid expenses and other assets                                                                            730               710
                                                                                                      ----------------------------
               Total assets                                                                             $180,451          $167,272
                                                                                                      ============================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
      Deposits (Note 4)                                                                                 $118,218          $114,357
      Borrowed funds                                                                                      41,464            32,837
      Accrued expenses                                                                                     1,266             1,106
      Other liabilities                                                                                      285               593
                                                                                                     -----------------------------
               Total liabilities                                                                         161,233           148,893
                                                                                                     -----------------------------

Commitments and contingencies (notes 3 and 5)

Stockholders' equity
  Preferred stock, $.01  par value, 2,000,000 shares authorized, none issued                                   -                 -
  Common stock,  $.01 par value, 10,000,000 shares authorized, 2,325,494
    shares issued                                                                                             23                23
  Additional paid-in capital                                                                              17,473            17,473
  Retained earnings                                                                                        6,181             5,271
  Unrealized gain (loss) on securities available for sale, net of taxes (note 2)                             (62)                9
  Less:  Treasury stock, at cost (483,604 shares)                                                         (4,397)           (4,397)
                                                                                                       ---------------------------
       Total stockholders' equity                                                                         19,218            18,379
                                                                                                       ---------------------------
Total liabilities and stockholders' equity                                                              $180,451          $167,272
                                                                                                       ===========================

See accompanying notes to unaudited consolidated financial statements.


                            HOME PORT BANCORP, INC.
                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

(In Thousands, Except Share and Per       Three Month Ended    Six Month Ended
 Share Data)                                   June 30,           June 30,
                                        --------------------------------------
                                            1996      1995      1996     1995
                                        --------------------------------------
Interest and dividend income:
   Interest on loans                        $3,216    $2,844   $6,193   $5,434
   Interest on securities                      327       416      679      813
   Dividends                                    39        41       77       80
   Federal funds sold and interest
    bearing deposits                             6         4       18       34
                                        --------------------------------------
     Total interest and dividend income      3,588     3,305    6,967    6,361
                                        --------------------------------------
Interest expense:
   Interest on depositors' accounts            992       860    1,976    1,717
   Interest on borrowed funds                  575       684    1,091    1,261
                                        --------------------------------------
      Total interest expense                 1,567     1,544    3,067    2,978
                                        --------------------------------------
Net interest and dividend income             2,021     1,761    3,900    3,383
Provision for possible loan losses               -         -        -        -
                                        --------------------------------------
   Net interest and dividend income
    after provision for possible
    loan losses                              2,021     1,761    3,900    3,383
Non interest income:
   Deposit servicing fees                       95        80      173      153
   Loan servicing fees                          71        57      153      105
   Other fees and income                        64        70      125      169
   Net gain (loss) from sale of
    mortgage loans                              (3)       13       (9)      13
   Net gain (loss) from securities               -         -        -       (3)
                                        --------------------------------------
      Total non interest income                227       220      442      437
                                        --------------------------------------
Non interest expense:
   Salaries and employee benefits              553       483    1,076      957
   Building and equipment expenses             128        95      233      188
   Loss (gain) on other real estate
    owned                                        -         7        -        3
   Deposit insurance fees                        4        72        7      144
   Professional fees                            90        54      168      103
   Other                                       234       201      466      401
                                        --------------------------------------
      Total non interest expense             1,009       912    1,950    1,796
                                        --------------------------------------
Income before income taxes                   1,239     1,069    2,392    2,024
Provision for income taxes (note 6)            482       430      929      822
Net Income                                  $  757    $  639   $1,463   $1,202
                                        ======================================

Earnings per common share                    $0.41     $0.35    $0.79    $0.65
                                        ======================================

Weighted number of common shares
 outstanding                                 1,842     1,842    1,842    1,842
                                        ======================================

See accompanying notes to unaudited consolidated financial statements

                            HOME PORT BANCORP, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)


(In Thousands)                                                                                  Net
                                                                                             Unrealized
                                                                                             Gain (Loss)
                                                                                                  on
                                                        Additional                            Securities       Total
                                               Common     Paid-in   Retained      Treasury     Available     Stockholders'
                                                Stock     Capital   Earnings       Stock        For Sale        Equity
                                            ------------------------------------------------------------------------------

 Balance at December 31, 1994                      $23     $17,473   $ 5,462      $(4,397)        $(37)        $18,524

Change in unrealized loss on securities
     available for sale                              -           -         -            -           46              46
Cash dividends paid at $.60 per share                -           -    (1,105)           -            -          (1,105)
Special dividend paid at $1.00 per share             -           -    (1,842)           -            -          (1,842)
Net income                                           -           -     2,756            -            -           2,756
                                             -----------------------------------------------------------------------------
Balance at December 31, 1995                        23      17,473     5,271       (4,397)           9          18,379

Change in unrealized loss on securities
     available for sale                              -           -         -                -          (71)            (71)
Cash dividends paid at $.30 per share                -           -      (553)               -            -            (553)
Net income                                           -           -     1,463                -            -           1,463
                                             -----------------------------------------------------------------------------
Balance at June 30, 1996                           $23     $17,473   $ 6,181          $(4,397)        $(62)        $19,218
                                             =============================================================================

See accompanying notes to unaudited consolidated financial statements


                            HOME PORT BANCORP, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


(In Thousands)                                            Six Months Ended
                                                              June 30,
                                                       ------------------------
                                                           1996           1995
                                                       ------------------------


Net cash flows from operating activities:

    Net income                                         $  1,463        $ 1,202
    Adjustments to reconcile net income to
     net cash provided by operating activities:
        Net (increase) decrease in accrued income
         receivable                                         (70)          (241)
        Net increase (decrease) in accrued expenses         160           (275)
        Net amortization of securities premiums
         (accretion of  discounts)                           55            273
        (Gain) Loss from other real estate owned             -              3
        Net (increase) decrease in loan held
         for sale                                         5,123           (847)
        Amortization of deferred loan
         origination fees                                  (141)          (160)
        Depreciation of building and equipment              100             86
        Net (increase) decrease in prepaid
         expenses and other assets                          (20)           (63)
        Net increase (decrease) in other
         liabilities                                       (308)           147
        Deferred income taxes                                19             (1)
        Net loss (gain) on securities and other
         assets                                               -             (3)
        Net (gain) loss on sale of
         mortgage loans                                       9             13
Net cash provided by (used for) operating
 activities                                                6,390            134
                                                   -----------------------------

Cash flows from investing activities
    Purchases of securities held to maturity                  -              -
    Purchases of securities available
      for sale                                           (1,496)        (1,997)
    Proceeds from sales of securities
      available for sale                                      -            750
    Proceeds from maturities of securities                3,325          2,215
    Principal payments on mortgage-backed
      securities                                            562            502
    Net (increase) decrease in loans                    (19,978)        (5,778)
    Purchases of land, buildings and equipment             (263)          (123)
    Proceeds from the sales of other real
       estate owned                                           -              -
    Purchase of Federal Home Loan Bank stock                  -           (607)
                                                  ------------------------------
Net cash provided by (used for) investing               (17,850)        (5,038)
 activities
                                                  ------------------------------

Cash flows from financing activities:
    Net increase (decrease) in deposits                   3,861          1,622
    Federal Home Bank advances                           10,000          6,000
    Federal Home Loan Bank repayments                  (12,901)        (7,500)
    Net (decrease) increase in short
      term borrowings                                    11,528          8,169
    Cash dividends paid                                    (552)        (5,157)
                                                  -----------------------------
Net cash provided by (used for) financing
 activities                                              11,936          3,134
                                                  -----------------------------

Net (decrease) increase in cash and cash
 equivalents                                                476         (1,770)
Cash and cash equivalents at beginning
 of period                                                6,636          9,513
Cash and cash equivalents at end of period             $  7,112        $ 7,743
                                                  =============================

Supplemental disclosures of cash flow
  information:
    Cash paid during the period for:
       Interest                                           1,493          2,766
       Income taxes                                         303          1,071
       Loans foreclosed and in-substance
         foreclosures transferred to other
         real estate owned                                    -            365
       Dividends declared                                   276            552
       Non-cash gains on sales of loans                       -              -

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


The financial statements for the periods ended June 30, 1996 and 1995 are unaudited, but include normal recurring adjustments which management considers necessary for a fair presentation of results. Interim results are not necessarily indicative of the results to be expected for the entire year. It is recommended that these statements be read in conjunction with the audited financial statements for the year end December 31, 1995.

2.  SECURITIES (in thousands)

Securities held to maturity consist of the following:

                                                            June 30, 1996           December 31, 1995
                                                         ------------------        -------------------
                                                           Book    Market             Book    Market
                                                           Value    Value            Value     Value
                                                         ------------------         -------------------
 United States Government and agency
  obligations                                               $3,287   $ 3,243           $3,528  $3,521
Mortgage-backed securities                                   8,102     7,725            8,699   8,480
State and municipal obligations                                701       697              707     702
Other bonds and notes                                        4,769     4,727            5,396   5,386
   Total securities held to maturity                       $16,859   $16,392          $18,330 $18,089
                                                           ==================      ==================

Securities available for sale consist
 of the following:
                                                            June 30, 1996            December 31, 1995
                                                          ------------------        -------------------
                                                            Book    Market             Book    Market
                                                            Value    Value            Value     Value
                                                         ------------------        -------------------
United States Government and agency                        $ 4,301   $ 4,200          $ 4,901 $ 4,895
 obligations
State and municipal obligations                                803       801              807     807
Other bonds and notes                                        1,490     1,488            1,861   1,880
Marketable equity securities                                   112       113              112     113
                                                           ------------------        -------------------
   Total securities available for sale                     $ 6,706   $ 6,602          $ 7,681 $ 7,695
                                                           ==================        ===================


                    HOME PORT BANCORP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.  LOANS, NET (in thousands)

The composition of the balances of loans is as follows:

                                          June 30,     December 31,
                                            1996          1995
                                         ---------------------------
Mortgage loans:
 Residential
   Fixed                                  $ 18,638      $ 15,888
   Adjustable                               57,610        51,632
 Residential construction                   38,070        34,021
 Commercial                                 31,433        28,660
 Commercial construction                     8,036         5,547
                                          ----------------------
      Total principal balances             153,787       135,748
Less:
 Due borrowers on uncompleted loans
   Residential                             (22,573)      (21,948)
   Commercial                               (5,139)       (4,304)
Deferred loan origination fees                (474)         (427)
                                          -----------------------
      Total mortgage loans                 125,601       109,069
Other loans:
 Commercial business                        10,925         7,195
   Second mortgage                           1,823         2,145
   Home equity                               1,851         1,834
   Passbook and stock secured                1,267         1,342
   Consumer                                  1,454         1,204
                                          ----------------------
      Total other loans                     17,320        13,720
Less: Allowance for possible loan losses    (2,262)       (2,249)
      Loans, net                          $140,659      $120,540
                                          ======================

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

                    HOME PORT BANCORP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the transactions in the allowance for possible loan losses is as follows:

                                      Six Months Ended
                                      1996        1995
                                   ----------------------
Balance at beginning of period      $  2,249     $  2,154
     Provisions                            -            -
     Recoveries                          115           50
     Realized losses
     charged to allowance               (102)          (9)
                                   ----------------------
Balance at end of period            $  2,262     $  2,195
                                   ======================


The allowance for possible loan losses is allocated as follows:


                                     Six Months Ended
                                   ----------------------
                                      1996         1995
                                   ----------------------

    Residential mortgage loans      $    518     $    457
    Commercial real  estate
       loans                           1,212        1,149
    Commercial loans                     174          257
    All other loans                      223          197
    Unallocated                          135          135
                                   ----------------------
                    Total           $  2,262     $  2,195
                                   ======================

Non-performing loans are summarized as follows:

                                     June 30,    December 31,
                                       1996         1995
                                   --------------------------

Loans accounted for on
  a non-accrual basis                  $65           $-
Accruing loans 90 days
  past due                             345            -
Restructured loans                       -            -


4.  DEPOSITS (in thousands)

A summary of deposit balances, by type, is as  follows:

                                    June 30,   December 31,
                                      1996        1995
                                   ------------------------
Non-interest bearing deposits:
   Demand                           $  9,131     $  6,034
   Official checks                     1,986        1,318
     Total non-interest            -----------------------
        bearing deposits              11,117        7,352
                                   -----------------------
Interest bearing deposits:
   NOW accounts                       23,700       25,212
   Money market accounts              19,281       17,985
   Savings, special notice and
    escrow  accounts                  13,455       13,305
   Time certificates of deposit       50,665       50,503
                                   -----------------------
      Total interest bearing
        deposits                   107,101      107,005

                                 -----------------------
       Total deposits             $118,218     $114,357
                                 =======================

                    HOME PORT BANCORP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.  COMMITMENTS (in thousands)

In the normal course of business, there are outstanding commitments that are not reflected in the balance sheet. Firm commitments to originate mortgage and commercial loans were $10,579 at June 30, 1996.

6.  INCOME TAXES

The effective rate for the three and six months ended June 30, 1996 is 39%, which is less than the statutory rate of 43% primarily due to a change in the valuation allowance.

                    HOME PORT BANCORP, INC. AND SUBSIDIARIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
                Unaudited Interim Information for June 30, 1996

                           CONSOLIDATED BALANCE SHEET
                           --------------------------

 Total assets of Home Port Bancorp, Inc. (the "Company") increased $13.2 million, or 7.9%, to $180.5 million at June 30, 1996 from $167.3 million at December 31, 1995. For the comparable six month period in 1995 total assets increased at a 2.6% rate. The most significant factor accounting for the increased growth in 1996 is an increase in the loan portfolio. Major balance sheet categories are discussed in detail below.

 Net loans outstanding (including loans held for sale) were $144.1 million at June 30, 1996, an increase of $15.0 million, or 11.6%, from the $129.1 million at December 31, 1995. Real estate loan originations, including both residential and commercial properties, increased to $42.3 million in the first six months of 1996 compared to $25.7 million in the comparable 1995 period. This increase in originations is attributed to an increase in real estate and business activity on Nantucket. Loan sales totaled $15.6 million during the first six months of 1996 as compared to $14.5 million in the 1995 period.

 Total deposits increased by $3.9 million, or 3.4%, to $118.2 million at June 30, 1996 from $114.4 million at December 31, 1995. This increase was substantially in line with management's expectations. Deposits increased by $1.6 million, or 1.5%, in the comparable six month period in 1995. The Bank usually experiences a seasonal increase in deposits during the summer months.

 During the first six months of 1996 borrowed funds increased by $8.6 million to $41.5 million from $32.8 million at December 31, 1995. During the first six months of 1996 borrowings were utilized to fund loan growth. Management anticipates that seasonal deposit growth during the third quarter will provide
funds to enable these borrowings to be reduced.   For the comparable six month
period in 1995 borrowed funds increased by $6.7 million to $39.8 million. Borrowed funds consist of Federal Home Loan Bank advances.

 Total stockholders' equity increased by $839 thousand to $19.2 million at June 30, 1996 from $18.4 million at December 31, 1995. This increase reflects net income of $1.5 million less cash dividends declared of $553 thousand and a $71 thousand unrealized loss on securities available for sale.


                             RESULTS OF OPERATIONS
                             ---------------------

 For the quarter ended June 30, 1996, net income totaled $757 thousand, or $0.41 per share, compared to $639 thousand, or $0.35 per share, for the quarter ended June 30, 1995. For the six months ended June 30, 1996 net income totaled $1.5 million, or $0.79 per share, compared to $1.2 million, or $0.65 per share, for the comparable 1995 period.

 An increase in net interest income had a favorable impact on both the quarterly and year to date results. Net interest income increased by $260 thousand, or 14.8%, in the second quarter of 1996 as compared to the same period in the prior year. For the six months ending June 30, 1996, net interest income increased by $517 thousand, or 15.3%, as compared to the prior year. This improvement was primarily due to an increase in the interest rate spread and net interest margin to 4.11% and 4.72%, respectively, in 1996 compared to 3.98% and 4.35% in 1995. The increases in the interest rate spread and margin were due primarily to repricing of adjustable rate assets.

                    HOME PORT BANCORP, INC. AND SUBSIDIARIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
                Unaudited Interim Information for June 30, 1996

 Partially offsetting the increases in the interest income were increases in non-interest expense. In the second quarter of 1996 total non-interest expenses increased by $97 thousand, or 10.6%, compared to the same period in the prior year. For the six months ending June 30, 1996 total non-interest expenses increased $154 thousand, or 8.6%, compared to the prior year. These increases were primarily due to increases in employee training, personnel administration costs, promotions, public relations and computer hardware and software costs. Offsetting these increases was a reduction in deposit insurance expense of $68 thousand in the second quarter and $137 thousand for the six month period.

Return on Equity

 Return on equity has increased to an annualized rate of 15.61% for the six months ending June 30, 1996 from 12.75% for the same period in 1995. This improvement is due to higher earnings combined with a lower equity base resulting from the payment in 1995 of two special dividends totaling $6.4 million ($3.50 per share).

Provision for Loan Losses

 The allowance for loan losses at June 30, 1996 was $2.3 million or 1.55% of total loans compared to $2.2 million, or 1.71% of total loans, at December 31, 1995. During the six months ending June 30, 1996 the Bank had recoveries of $115 thousand and charge-offs of $102 thousand. The Bank believes that the current level of the allowance for loan losses is adequate and, hence, made no provision for possible loan losses during the six months ending June 30, 1996 or the year ended December 31, 1995. However, any unforeseen future economic problems could lead to the Bank experiencing additional delinquencies requiring additional provisions for possible loan losses.


Non-performing Loans and Other Real Estate Owned

 The Bank's non-performing loans totaled $410 thousand at June 30, 1996, which includes $345 thousand of accruing loans 90 days past due. There were no non-performing loans at December 31,1995. None of these loans were to affiliated persons. Substantially all of the non-performing loans consist of first mortgage loans on residential real estate. The Bank had no other real estate owned at either June 30, 1996 or December 31, 1995.

 At June 30, 1996 management has identified $824 thousand of loans that, while currently performing, may pose potential problems due to some doubts about the ability of the borrowers to comply with all of their present loan repayment terms. The resolution of these loans is not yet known. The Bank believes that its allowance for loan losses is adequate to absorb any losses that may result from these loans.

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

                    HOME PORT BANCORP, INC. AND SUBSIDIARIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
                Unaudited Interim Information for June 30, 1996

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

 At June 30, 1996 and December 31, 1995 the Company's and the Bank's capital ratios were in excess of regulatory requirements.

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

Item 2. Changes in Securities.
        ----------------------
        Not applicable.

Item 3. Defaults Upon Senior Securities.
        --------------------------------
        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
        a.   The annual meeting of shareholders was held on May 14, 1996.

        b. Set forth below is a brief description of each matter voted upon at the meeting, including the number of votes cast for, against, or withheld, as well as the number abstentions and including a separate tabulation with respect to each nominee fort office:

        (I)  Election of directors:

               Philip W. Read: 1,564,524 votes for, 4,300 votes withheld.

               Charles F. DiGiovanna 1,562,743 votes for, 6,081 votes withheld.

        (ii) Ratification of KPMG Peat Marwick LLP as independent auditors for fiscal year 1996: 1,560,403 votes for, 5,396 votes against, 3,025 abstentions

Item 5. Other Information.
        ------------------
        A cash dividend of $.15 per common share was declared on April 24, 1996. The dividend was paid on May 29, 1996 to shareholders of record as of May 15, 1996.

        Declaration of dividends by the Board of Directors depends on a number of factors, including capital requirements, regulatory limitations, the Company's operating results and financial condition and general economic conditions.

Item 6. Exhibits and Reports on Form 8-K.
        ---------------------------------

        a.      Exhibits -- None
                --------

        b.      Reports on Form 8-K - No reports on Form 8-K were filed during
                -------------------
        the quarter ended June 30, 1996.

                    HOME PORT BANCORP, INC. AND SUBSIDIARIES

Signatures
- ----------

     In accordance with the requirements of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 Home Port Bancorp, Inc.
                        -------------------------------------------------------
                                       (Registrant)




Date:  August 12, 1996       By: /s/ William P. Hourihan, Jr.
                        -------------------------------------------------------
                                     William P. Hourihan, Vice President


Date:  August 12, 1996       By: /s/ John M. Sweeney
                        -------------------------------------------------------
                                     John M. Sweeney, Treasurer
                             (chief financial & accounting officer)