Form 10QSB
period 1996-09-30
HOME PORT BANCORP INC
filed 1996-11-13
CIK 832769

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                  .........................................
                                  FORM 10-QSB


(Mark one)
      X     Quarterly report pursuant to Section 13 or 15 (d) of the Securities
  ---------
Exchange Act of 1934 for the quarterly period ended September 30, 1996 or

  ____________ Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from__________ to
---------.

                         Commission file number 0-17099
                         ------------------------------


                         HOME PORT BANCORP, INC.
        ---------------------------------------------------------------
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)



         Delaware                                     04-3016821
 -----------------------------              ------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification
 incorporation or organization)             Number)


       104 Pleasant Street
     Nantucket, Massachusetts                                    02554
--------------------------------------                        ------------
(Address of principal executive office)                        (Zip Code)



                                (508) 228-0580
                 ----------------------------------------------
                (Issuer's telephone number, including area code)



                                Not applicable
      -------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes      X      No
                             -----------    ---------.


 The number of shares outstanding of each of the registrant's classes of common stock as of June 30, 1996:


Common Stock $.01 par value                                    1,841,890
-----------------------------                              -----------------
     (Title of Class)                                     (Shares Outstanding)


Transitional Small Business Disclosure Format (check one)
Yes          No      X
   ---------     -----------.

                            HOME PORT BANCORP, INC.


                                     INDEX


PART I - FINANCIAL INFORMATION                                          Page No.
                                                                      ----------

         Consolidated Balance Sheet at September 30, 1996
         and December 31, 1995                                              3

         Consolidated Statement of Earnings for the three months
         and nine months ended September 30, 1996 and 1995.                 4

         Consolidated Statement of Changes in Stockholders' Equity
         at September 30, 1996                                              5

         Consolidated Statements of Cash Flows for the nine months
         ended September 30, 1996 and 1995                                  6

         Notes to Consolidated Financial Statements                        7-10


         Management's Discussion and Analysis of  Financial Condition
         and Results of Operation                                         11-13

PART II - OTHER INFORMATION                                                  14

         Signatures                                                          15

                            HOME PORT BANCORP, INC.
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

(In Thousands, Except Per Share Data)                                                                   September 30,   December 31,
                                                                                                             1996          1995
                                                                                                        --------------------------
ASSETS
Cash and due from banks                                                                                        $  5,553   $  4,886
Federal funds sold and interest bearing deposits in banks                                                         6,434      1,750
                                                                                                             ---------------------

Total cash and cash equivalents                                                                                  11,987      6,636
Securities held to maturity (market value $15,348 and $18,089) (note 2)                                          15,587     18,330
Securities available for sale (amortized cost of $7,456 and $7,681) (note 2)                                      7,377      7,695
Loans, net of allowance for possible loan losses of $2,311 and $2,249 (note 3)                                  143,793    120,540
Loans held for sale                                                                                               4,073      8,607
Other real estate owned                                                                                              65          -
Land, buildings and equipment, net                                                                                1,452      1,244
Accrued income receivable                                                                                         1,084      1,104
Net deferred tax asset                                                                                              133         85
Stock in FHLB-Boston, at cost                                                                                     2,321      2,321
Prepaid expenses and other assets                                                                                   775        710
                                                                                                             ---------------------
          Total assets                                                                                         $188,647   $167,272
                                                                                                             =====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Deposits (Note 4)                                                                                          $138,022   $114,357
    Borrowed funds                                                                                               29,639     32,837
    Accrued expenses                                                                                              1,197      1,106
    Other liabilities                                                                                               156        593
                                                                                                             ---------------------
         Total liabilities                                                                                      169,014    148,893
                                                                                                             ---------------------

Commitments and contingencies (notes 3 a nd 5)

Stockholders' equity
    Preferred stock, $.01 par value, 2,000, 000 shares authorized, none issued                                        -          -
    Common stock, $.01 par value, 1 0,000,000 shares authorized, 2,325,494
      shares issued                                                                                                  23         23
    Additional paid-in capital                                                                                   17,473     17,473
    Retained earnings                                                                                             6,581      5,271
    Unrealized gain (loss) on securities  available for sale, net of taxes (note 2)                                 (47)         9
    Less: Treasury stock, at cost (483,604 shares)                                                               (4,397)    (4,397)
         Total stockholders' equity                                                                              19,633     18,379
                                                                                                             ---------------------
         Total liabilities and stockholders' equity                                                            $188,647   $167,272
                                                                                                             =====================

    See accompanying notes to unaudited consolidated financial statements.

                            HOME PORT BANCORP, INC.
                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

(In Thousands, Except Share and Per       Three Month Ended    Nine Month Ended
 Share Data)                                September 30,       September 30,
                                        -------------------  -------------------
                                           1996      1995      1996      1995
                                        -------------------  ------------------
Interest and dividend income:
   Interest on loans                        $3,311   $2,937   $ 9,504    $8,372
   Interest on securities                      337      405     1,016     1,219
   Dividends                                    40       42       117       121
   Federal funds sold and interest
    bearing deposits                            29       45        47        78
                                           ----------------   -----------------
     Total interest and dividend income      3,717    3,429    10,684     9,790
                                           ----------------   -----------------
Interest expense:
   Interest on depositors' accounts          1,105      966     3,081     2,686
   Interest on borrowed funds                  505      555     1,596     1,816
                                           ----------------   -----------------
     Total interest expense                  1,610    1,521     4,677     4,502
                                           ----------------   -----------------
Net interest and dividend income             2,107    1,908     6,007     5,288
Provision for possible loan losses              38        -        38         -
                                           ----------------   -----------------
    Net interest and dividend income
     after provision for possible
     loan losses                             2,069    1,908     5,969     5,288
Non interest income:
   Deposit servicing fees                       87       78       259       232
   Loan servicing fees                          62       61       216       165
   Other fees and income                        63       76       188       245
   Net gain (loss) from sale of
    mortgage loans                               -        6        (9)       19
   Net gain (loss) from securities               -        -         -        (3)
                                           ----------------   -----------------
      Total non interest income                212      221       654       658
                                           ----------------   -----------------
Non interest expense:
   Salaries and employee benefits              575      494     1,668     1,451
   Building and equipment expenses             129      109       362       297
   Loss (gain) on other real estate
    owned                                        -        5         -         9
   Deposit insurance fees                        5       (4)       12       139
   Professional fees                            58       66       226       168
   Other                                       256      242       705       640
                                           ----------------   -----------------
      Total non interest expense             1,023      912     2,973     2,704
                                           ----------------   -----------------
Income before income taxes                   1,258    1,217     3,650     3,242
Provision for income taxes (note 6)            489      450     1,418     1,273
Net Income                                  $  769   $  767   $ 2,232    $1,969
                                           ================   =================

Earnings per common share                    $0.42    $0.42     $1.21     $1.07
                                           ================   =================

Weighted number of common shares
 outstanding                                 1,842    1,842     1,842     1,842
                                           ================   =================

     See accompanying notes to unaudited consolidated financial statements

                            HOME PORT BANCORP, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)


(In Thousands)
                                                                                               Net
                                                                                            Unrealized
                                                                                              Gain
                                                                                            (Loss) on
                                                         Additional                         Securities       Total
                                                Common     Paid-in    Retained   Treasury    Available    Stockholders'
                                                 Stock     Capital    Earnings    Stock       For Sale      Equity
                                              --------------------------------------------------------------------------
 Balance at December 31, 1994                     $23      $17,473    $ 5,462     $(4,397)      $(37)        $18,524

Change in unrealized loss on securities
     available for sale                             -            -          -           -         46              46
Cash dividends paid at $.60 per share               -            -     (1,105)          -          -          (1,105)
Special dividend paid at $1.00 per share            -            -     (1,842)          -          -          (1,842)
Net income                                          -            -      2,756           -          -           2,756
                                              --------------------------------------------------------------------------
Balance at December 31, 1995                       23       17,473      5,271      (4,397)         9          18,379

Change in unrealized loss on securities
     available for sale                             -            -          -           -        (56)            (56)
Cash dividends paid at $ .50 per share              -            -       (922)          -          -            (922)
Net income                                          -            -      2,232           -          -           2,232
                                              --------------------------------------------------------------------------
Balance at September 30, 1996                     $23      $17,473     $6.581     $(4,397)      $(47)        $19,633
                                              ==========================================================================

     See accompanying notes to unaudited consolidated financial statements

                            HOME PORT BANCORP, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                  --------------------------
                                                                                     1996           1995
                                                                                  --------------------------
Net cash flows from operating activities:
    Net income                                                                        $  2,232      $  1,969
    Adjustments to reconcile netincome to net cash provided by operating activities:
     Net (increase) decrease in accrued income receivable                                   20          (240)
     Net increase (decrease) in accrued expenses                                            91           170
     Net amortization of securities premiums (accretion of discounts)                       73           (71)
     (Gain) Loss from other real estate owned                                                -             9
     Net (increase) decrease in loans held for sale                                      4,525         1,390
     Amortization of deferred loan origination fees                                       (196)         (235)
     Depreciation of building and equipment                                                159           132
     Net (increase) decrease in prepaid expenses and other assets                          (65)         (105)
     Net increase (decrease) in other liabilities                                         (437)          191
     Deferred income taxes                                                                 (11)           22
     Net loss (gain) on securities and other assets                                          -            (3)
     Provision for loan losses                                                              38             -
     Net (gain) loss on sale of mortgage loans                                               9            19
                                                                                  --------------------------
Net cash provided by (used for) operating  activities                                    6,438         3,248
                                                                                  --------------------------
Cash flows from investing activities
     Purchases of securities held to maturity                                                -             -
     Purchases of securities available for sale                                         (2,496)       (4,972)
     Proceeds from sales of securities available for sale                                    -           573
     Proceeds from maturities of securities                                              4,430         4,575
     Principal payments on mortgage-backed securities                                      961           935
     Net (increase) decrease in loans                                                  (23,160)      (10,020)
     Purchases of land, buildings and equipment                                           (367)         (415)
     Proceeds from the sales of other real estate owned                                      -           401
     Purchase of Federal Home Loan Bank stock                                                -          (607)
                                                                                  --------------------------
Net cash provided by (used for) investing activities                                   (20,632)       (9,530)
                                                                                  --------------------------

 Cash flows from financing activities:
     Net increase (decrease) in deposits                                                23,665        14,099
     Federal Home Bank advances                                                         11,000         6,900
     Federal Home Loan Bank repayments                                                 (13,199)       (7,999)
     Net (decrease) increase in short term borrowings                                     (999)       (4,500)
     Cash dividends paid                                                                  (922)       (5,433)
                                                                                  --------------------------
Net cash provided by (used for) financing activities                                    19,545         3,067
                                                                                  --------------------------

Net (decrease) increase in cash and cash equivalents                                     5,351         3,215
Cash and cash equivalents at beginning of  period                                        6,636         9,513
                                                                                  --------------------------
Cash and cash equivalents at end of period                                            $ 11,987      $  6,298
                                                                                  ==========================

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest                                                                     $  4,695      $  4,490
         Income taxes                                                                 $  1,353      $  1,122
     Loans foreclosed and in-substance foreclosures
       transferred to other real estate owned                                         $     65      $    365
     Dividends  declared                                                              $    922      $    828
     Non-cash gains on sales of loans                                                        -             -
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


The financial statements for the periods ended September 30, 1996 and 1995 are unaudited, but include normal recurring adjustments which management considers necessary for a fair presentation of results. Interim results are not necessarily indicative of the results to be expected for the entire year. It is recommended that these statements be read in conjunction with the audited financial statements for the year end December 31, 1995.

2.  SECURITIES (in thousands)

Securities held to maturity consist of the following:

                                          September 30, 1996          December 31, 1995
                                         --------------------        -------------------
                                            Book     Market             Book    Market
                                           Value     Value             Value     Value
                                        --------------------        -------------------
 United States Government and agency        $3,040   $ 2,980           $3,528   $3,521
  obligations
Mortgage-backed securities                   7,697     7,532            8,699    8,480
State and municipal obligations                568       566              707      702
Other bonds and notes                        4,282     4,270            5,396    5,386
   Total securities held to maturity       $15,587   $15,348          $18,330   $18,089
                                        ====================        ===================

Securities available for sale consist
 of the following:
                                         September 30, 1996          December 31, 1995
                                        --------------------        -------------------
                                           Book     Market             Book    Market
                                          Value     Value             Value     Value
                                        --------------------        -------------------
United States Government and agency        $ 5,051   $ 4,970           $ 4,901  $ 4,895
 obligations
State and municipal obligations                801       800               807      807
Other bonds and notes                        1,492     1,494             1,861    1,880
Marketable equity securities                   112       113               112      113
                                        --------------------        -------------------
   Total securities available for sale     $ 7,456   $ 7,377           $ 7,681  $ 7,695
                                        ====================        ===================


                    HOME PORT BANCORP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.  LOANS, NET (in thousands)

The composition of the balances of loans is as follows:

                                          September 30,      December 31,
                                               1996              1995
                                        ----------------    ---------------
Mortgage loans:
Residential
          Fixed                                $ 17,860            $ 15,888
          Adjustable                             65,760              51,632
     Residential construction                    18,572              17,649
     Commercial                                  31,544              28,660
     Commercial construction                      6,826               2,456
                                         --------------      --------------
            Total principal balances            140,562             116,285
Less:
     Due borrowers on uncompleted loans
          Residential                            (5,260)             (5,576)
          Commercial                             (3,265)             (1,213)
     Deferred loan origination fees                (466)               (427)
                                         --------------      --------------
          Total mortgage loans                  131,571             109,069
Other loans:
     Commercial business                          8,264               7,195
     Second mortgage                              1,941               2,145
      Home equity                                 1,813               1,834
      Passbook and stock secured                  1,024               1,342
      Consumer                                    1,491               1,204
                                         --------------      --------------
           Total other loans                     14,533              13,720
Less: Allowance for possible loan losses         (2,311)             (2,249)
           Loans, net                          $143,793            $120,540
                                         ==============      ==============

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

                    HOME PORT BANCORP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


A summary of the transactions in the allowance for possible           Nine Months  Ended
loan losses is as follows:                                              September 30,
                                                                  -------------------------
                                                                      1996          1995
                                                                  -------------------------
Balance at beginning of period                                      $  2,249       $  2,154
     Provisions                                                           38              -
     Recoveries                                                          126             56
     Realized losses charged to allowance                               (102)           (19)
                                                                  -------------------------
Balance at end of period                                            $  2,311       $  2,191
                                                                  =========================

The allowance for possible loan losses is allocated as                Nine Months Ended
 follows:                                                               September 30,
                                                                  ------------------------
                                                                      1996           1995
                                                                  -------------------------
     Residential mortgage loans                                     $    519       $    486
     Commercial mortgage loans                                         1,215          1,144
     Commercial loans                                                    180            238
     All other loans                                                     224            188
     Unallocated                                                         173            135
                                                                  -------------------------
          Total                                                     $  2,311       $  2,191
                                                                  =========================

Non-performing loans are summarized as follows:                  September 30,  December 31,
                                                                     1996          1995
                                                                  --------------------------
Loans accounted for on a non-accrual basis                          $    485         $    -
Accruing loans 90 days past due                                          202              -
Restructured loans                                                         -              -

4.  DEPOSITS (in thousands)
A summary of deposit balances, by type, is as follows:
                                                                  September 30, December 31,
                                                                       1996        1995
                                                                  -------------------------
Non-interest bearing deposits:
   Demand                                                           $ 10,380       $  6,034
   Official checks                                                     1,200          1,318
      Total non-interest bearing deposits                             11,580          7,352
                                                                  -------------------------
Interest bearing deposits:
   NOW accounts                                                       29,960         25,212
   Money market accounts                                              22,534         17,985
   Savings, special notice and escrow accounts                        14,823         13,305
   Time certificates of deposit                                       59,125         50,503
                                                                  -------------------------
      Total  interest bearing deposits                               126,442        107,005
      Total deposits                                                $138,022       $114,357
                                                                  =========================


                    HOME PORT BANCORP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.  COMMITMENTS

 In the normal course of business, there are outstanding commitments that are not reflected in the balance sheet. Firm commitments to originate mortgage and commercial loans were $13.2 million at September 30, 1996 compared to $6.8 million at December 31, 1995.

6.  INCOME TAXES

The effective rate for the three and nine months ended September 30, 1996 is 39%, which is less than the statutory rate of 43% due to a change in the valuation allowance and status as Massachusetts security corporation.

                    HOME PORT BANCORP, INC. AND SUBSIDIARIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS  OF
                                   OPERATIONS
              Unaudited Interim Information for September 30, 1996

                           CONSOLIDATED BALANCE SHEET
                           --------------------------

Total assets of Home Port Bancorp, Inc. (the "Company") increased $21.3 million, or 12.7%, to $188.6 million at September 30, 1996 from $167.3 million at December 31, 1995. For the comparable nine month period in 1995 total assets increased at a 3.3% rate. Strong deposit growth of $18.0 million (20.7%) in the first nine months of 1996 provided the funding for an increase in the loan portfolio of $18.8 million (14.6%). Major balance sheet categories are discussed in detail below.

Net loans outstanding (including loans held for sale) were $147.9 million at September 30, 1996, an increase of $18.8 million, or 14.6%, from the $129.1 million at December 31, 1995. For the comparable period in 1995, net loans increased by 7.2%. Real estate loan originations, including both residential and commercial properties, increased to $61.9 million in the first nine months of 1996 compared to $42.7 million in the comparable 1995 period. This increase in originations is attributed to an increase in real estate and business activity on Nantucket. Loan sales totaled $18.8 million during the first nine months of 1996 as compared to $20.6 million in the 1995 period.

Total deposits increased by $23.6 million, or 20.7%, to $138.0 million at September 30, 1996 from $114.4 million at December 31, 1995, with most of this increase occurring in the third quarter. Although the Bank usually experiences a seasonal increase in deposits during the summer months, the increase during the 1996 season was greater than anticipated and is attributed to the strong real estate market and good overall economic activity on Nantucket. In the comparable nine month period in 1995, deposits increased by $14.1 million, or 13.5%.

During the first nine months of 1996 borrowed funds decreased by $3.2 million to $29.6 million from $32.8 million at December 31, 1995. During the third quarter borrowings decreased by $11.9 million or 28.7% from their levels at June 30, 1996. The deposit growth during the third quarter provided the funds to reduce borrowings. During the first six months of 1996 borrowings had been utilized to fund loan growth. For the comparable nine month period in 1995 borrowed funds decreased by $5.6 million to $27.5 million. Borrowed funds consist of Federal Home Loan Bank advances.

Total stockholders' equity increased by $1.2 million to $19.6 million at September 30, 1996 from $18.4 million at December 31, 1995. This increase reflects net income of $2.2 million less cash dividends declared of $922 thousand and a $47 thousand unrealized loss on securities available for sale.

                    HOME PORT BANCORP, INC. AND SUBSIDIARIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS  OF
                                   OPERATIONS
              Unaudited Interim Information for September 30, 1996

                             RESULTS OF OPERATIONS
                             ---------------------

For the quarter ended September 30, 1996, net income totaled $769 thousand, or $0.42 per share, compared to $767 thousand, or $0.42 per share, for the quarter ended September 30, 1995. For the nine months ended September 30, 1996 net income totaled $2.2 million, or $1.21 per share, compared to $1.9 million, or $1.07 per share, for the comparable 1995 period.

Earnings for the third quarter of 1996 were level compared to the same period
prior year.  Although   growth and a higher net interest margin increased net
interest and dividend income by $199 thousand, this was offset by the addition of a provision for loan losses of $38 thousand, an increase in non-interest expense of $111 thousand, and an increase in the effective tax rate. For the nine months ending September 30, 1996, net interest income increased by $719 thousand, or 13.6%, as compared to the prior year. This improvement was due to growth and an increase in the net interest margin to 4.74% in 1996 compared to 4.35% in 1995. The increase in the margin was primarily due to reductions in the amount of lower yielding investment securities and in the cost of borrowed funds.

Partially offsetting the increases in net interest income were increases in non-interest expense. In the third quarter of 1996 total non-interest expenses increased $111 thousand, or 12.2%, compared to the same period in the prior year. For the nine months ending September 30, 1996 total non-interest expenses increased $269 thousand, or 9.9%, compared to the prior year. These increases were primarily due to increases in staff and staff training to service the business growth, the addition of a senior lending officer and an increase in marketing costs. Improvements to the Bank's offices and investments in computer equipment and software resulted in additional depreciation expense. Partially offsetting these increases was a $127 thousand reduction in deposit insurance expense for the nine month period.

Return on Equity

Return on equity increased to an annualized rate of 15.69% for the nine months ending September 30, 1996 from 13.77% for the same period in 1995. This improvement is due to higher earnings combined with a lower equity base resulting from the payment in 1995 of two special dividends totaling $6.4 million ($3.50 per share).

Provision for Loan Losses

The allowance for loan losses at September 30, 1996 was $2.3 million or 1.54% of total loans compared to $2.2 million, or 1.71% of total loans, at December 31, 1995. In the third quarter of 1996 the Bank recorded a provision for loan losses of $38 thousand. This represents the first loan loss provision since 1992, a period during which the Bank's loan portfolio more than doubled to $150 million and the proportion of residential first mortgage loans increased from 44% to 67% of the portfolio. The Bank considers residential first mortgage loans to have less risk than commercial mortgages, second mortgages and business loans. Management believes that it is prudent to provide additional reserves in this and future quarters.

During the nine months ending September 30, 1996 the Bank recorded recoveries of $126 thousand and charge-offs of $102 thousand. During the year ended December 31, 1995 recoveries totaled $115 thousand compared to charge-offs of $20 thousand.

                    HOME PORT BANCORP, INC. AND SUBSIDIARIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS  OF
                                   OPERATIONS
              Unaudited Interim Information for September 30, 1996

Non-performing Loans and Other Real Estate Owned

At September 30, 1996, non-performing loans totaled $687 thousand, including $202 thousand of accruing loans 90 days past due. This represents .46% of total loans. There were no non-performing loans at December 31,1995. None of these loans were to affiliated persons. Substantially all of the non-performing loans consist of first mortgage loans on residential real estate. At September 30, 1996 the bank had $65 thousand of other real estate owned compared to none at December 31, 1995.

At September 30, 1996 management has identified $808 thousand of loans that, while currently performing, may pose potential problems due to some doubts about the ability of the borrowers to comply with all of their present loan repayment terms. The resolution of these loans is not yet known. The Bank believes that its allowance for loan losses is adequate to absorb any losses that may result from these loans.

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

At September 30, 1996 and December 31, 1995 the Company's and the Bank's capital ratios were in excess of regulatory requirements.

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

Item 2.    Changes in Securities.
           ----------------------
           Not applicable.

Item 3.    Defaults Upon Senior Securities.
           --------------------------------
           Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.
           ----------------------------------------------------
           Not applicable

Item 5.    Other Information.
           ------------------
           A cash dividend of $.20 per common share was declared on July 29, 1996. The dividend was paid on August 29, 1996 to shareholders of record as of August 15, 1996.

           Declaration of dividends by the Board of Directors depends on a number of factors, including capital requirements, regulatory limitations, the Company's operating results and financial condition and general economic conditions.

Item 6.    Exhibits and Reports on Form 8-K.
           ---------------------------------

           a.      Exhibits -- None
                   --------

           b.      Reports on Form 8-K - No reports on Form 8-K were filed
                   -------------------
                   during the quarter ended September 30, 1996.

                    HOME PORT BANCORP, INC. AND SUBSIDIARIES

Signatures
----------

     In accordance with the requirements of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      Home Port Bancorp, Inc.
                             ------------------------------------------------
                                            (Registrant)




Date:  November 8, 1996           By: /s/ William P. Hourihan, Jr.
                             ------------------------------------------------
                                          William P. Hourihan, Vice President


Date:  November 8, 1996           By: /s/ John M. Sweeney
                             ------------------------------------------------
                                      John M. Sweeney, Treasurer
                               (chief financial & accounting officer)