Form 10KSB
period 1996-12-31
HOME PORT BANCORP INC
filed 1997-03-31
CIK 832769

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB
   (Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (FEE REQUIRED)

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from                                  to


                         COMMISSION FILE NUMBER: 0-17099


                             HOME PORT BANCORP, INC.
                 (Name of small business issuer in its charter)


         Delaware                                        04-3016821
--------------------------------------------------------------------------------
(State or  other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                         Identification No.)


104 Pleasant Street, Nantucket, Massachusetts               02554
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)


Issuer's telephone number:                            (508) 228-0580


Securities registered under Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                      Common Stock par value $.01 per share
                                (Title of Class)

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

     State the issuer's revenues for the most  recent fiscal year:  $15,324,000.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sales price of the registrant's common stock as quoted on the National Association of Securities Dealers, Inc. Automated Quotation National Market System on March 7, 1997 which was $ 19.25 per share, was $28,718,902.

     As of March 7, 1997, there were outstanding 1,841,890 shares of the registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for the Fiscal Year Ended December 31, 1996. (Parts I and II)
2. Portions of Proxy Statement for the 1997 Annual Meeting of Stockholders. (Part III)
3. Certain Exhibits to the registrant's Form S-1 Registration Statement (No. 33-21794) are incorporated by reference in response to Part III, Item 13.

Transitional Small Business Disclosure Format (check one)  Yes [ X ]   No  [  ]

                                     Part I

     Item 1.  Description of Business

     Background

     The Company. Home Port Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Delaware on November 12, 1987 for the purpose of becoming a holding company. On August 30, 1988, the Company acquired all of the common stock of Nantucket Bank (the "Bank" or "Nantucket Bank") following the Bank's conversion from a Massachusetts chartered mutual to a Massachusetts chartered stock savings bank. The Company is currently a one bank holding company registered under the Federal Bank Holding Company Act. As of December 31, 1996, the assets of the Company on an unconsolidated basis consisted of the capital stock of the Bank and interest bearing deposits in banks. The Company is subject to the regulations of, and periodic examinations by, the Federal Reserve Bank, the Commissioner of Banks of the Commonwealth of Massachusetts (the "Commissioner") and the Federal Deposit Insurance Corporation ("FDIC").

     The Company's executive offices are located at 104 Pleasant Street, Nantucket, Massachusetts 02554. Its telephone number is (508) 228-0580.

     The Bank. The Bank is a Massachusetts chartered savings bank which was organized in 1834. The Bank conducts its business through two full-service offices and one automated teller facility, all of which are located on the island of Nantucket, Massachusetts. The Bank's deposits are insured by the Bank Insurance Fund of the FDIC up to $100 thousand per account and the Depositors Insurance Fund, a private deposit insuring company, for deposits in excess of $100 thousand. The Bank is subject to competition from other financial institutions. The Bank is subject to the regulations of, and periodic examinations by, the FDIC and the Massachusetts Division of Banks..

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

     In 1996 and 1995 the Bank has emphasized planned growth in its core lending and deposit businesses, taking advantage of a good local and regional economic environment and a strong real estate market on Nantucket. Loans and deposits grew by 17.1% and 18.1%, respectively, in 1996 compared to 9.2% and 9.6% in 1995.

     The growth in the Bank's loan portfolio during this period has been primarily in adjustable rate residential mortgages, with lesser increases in commercial mortgages and commercial business loans. The Bank intends to continue to emphasize planned growth in its lending businesses. The Bank has an asset/liability management program, the objective of which is to manage liquidity and interest rate risk so as to maximize net interest income and return on capital in a changing interest rate environment. The Bank's Asset/Liability Committee ("ALCO") primarily utilizes "GAP" analysis to measure risk. GAP is the difference between assets and liabilities subject to rate change over specific time periods. There are limitations to GAP analysis, however, as rates on different assets and liabilities may not move to the same extent in any given time period and competition may affect the ability of the Bank to change rates on a particular deposit or loan product. At December 31, 1996, the Bank's one year asset/liability GAP position, utilizing the assumptions detailed below, was a negative $32.0 million or 16.6% of total assets. This compares to a negative GAP of $14.4 million or 8.6% of total assets when measured against the same repricing period at December 31, 1995. These amounts do not reflect any prepayment of mortgage loans or mortgage backed securities prior to maturity. Any prepayments will decrease the negative GAP position. The Bank's goal is to minimize volatility in net interest income.

     The Massachusetts and Nantucket Real Estate Markets. Both the Massachusetts and Nantucket real estate markets have improved over the past several years, after experiencing a severe downturn during the early 1990's. In Nantucket, both the number of real estate sales and the total dollar volume of sales increased by approximately 12% in 1996 compared to 1995. In Massachusetts as a whole, the number of real estate sales increased approximately 11% and the dollar volume increased approximately 16% over this period. Over the past five years the dollar volume of Nantucket real estate sales has increased by approximately 77%. In Nantucket in 1996 there were 41 recorded sales of properties exceeding $1 million, compared to 19 in 1995. The median price of residential real estate sales (valued at under $1 million) was $233 thousand in Nantucket in 1996 compared to $136 thousand for Massachusetts. This median Nantucket residential real estate sales price has increased 24% since 1994 compared to a 5% increase in for Massachusetts as a whole. The number of foreclosures recorded at the registry of deeds in Nantucket had declined from 43 in 1993 to 5 in 1996.

     The Bank's real estate loan originations totaled $85.1 million, $59.2 million and $60.6 million, respectively, in 1996, 1995 and 1994. During these three years Nantucket Bank has been the leader in residential real estate mortgages recorded at the registry of deeds in Nantucket.

     A deterioration in the local or national economies could have a negative impact on the Nantucket real estate market. A downturn in the Nantucket real estate market could result in an increase in loan delinquencies for the Bank which could have a negative effect on the Company's results of operations due to the possibility of additional loan loss provisions and reduced interest income.

                     Home Port Bancorp, Inc. and Subsidiary
                       Average Consolidated Balance Sheets

(dollars in thousands, except per share data)
Calculations are based on daily average balances.
                                                                                       December 31,
                                                                               ------------------------
                                                                                  1996           1995
                                                                               ---------      ---------
Assets
Cash and due from banks ..................................................     $   5,047      $   4,708
Federal funds sold and interest bearing deposits in banks ................         1,336          1,939
                                                                               ---------      ---------
   Total cash and cash equivalents .......................................         6,383          6,647
Securities ...............................................................        23,724         28,907
FHLB Stock ...............................................................         2,321          2,200
Loans
   Residential real estate loans .........................................        94,932         83,800
   Commercial loans ......................................................        42,562         36,703
   Consumer loans ........................................................         6,304          5,429
                                                                               ---------      ---------
        Total loans ......................................................       143.798        125,932
Less: Allowance for loan losses ..........................................        (2,310)        (2,203)
                                                                               ---------      ---------
        Net loans ........................................................       141,488        123,729
Other assets .............................................................         2,551          3,564
                                                                               ---------      ---------
           Total assets ..................................................     $ 176,467      $ 165,047
                                                                               =========      =========

                     Home Port Bancorp, Inc. and Subsidiary
                 Average Consolidated Balance Sheets (continued)

(dollars in thousands, except per share data)
Calculations are based on daily average balances.
                                                                                      December 31,
                                                                               ------------------------
                                                                                  1996           1995
                                                                               ---------      ---------
Liabilities and Stockholders' Equity
Deposits
   Regular savings and 90 day notice .....................................     $  13,691      $  14,661
   NOW accounts ..........................................................        25,200         22,225
   Money market deposit accounts .........................................        20,890         17,648
                                                                               ---------      ---------
        Total transaction accounts .......................................        59,781         54,534
Demand ...................................................................         8,972         6,034
Time .....................................................................        52,942         47,007
                                                                               ---------      ---------
         Total deposits ..................................................       121,695        107,575
   Borrowed funds ........................................................        33,877         35,853
   Other liabilities .....................................................         1,733          2,406
                                                                               ---------      ---------
           Total liabilities .............................................       157,305        145,834
                                                                               ---------      ---------

Stockholders' equity
   Preferred stock $.01 par value 2,000,000 shares authorized, none issued          --             --
   Common stock $.01 par value 10,000,000 shares authorized,
      2,325,494 shares issued ............................................            23             23
   Additional paid-in capital ............................................        17,473         17,473
   Retained earnings .....................................................         6,090          6,115
   Unrealized loss  on securities available for sale, net of taxes .......           (27)            (1)
   Less:  Treasury stock, at cost (483,604 shares)                                (4,397)        (4,397)
                                                                               ---------      ---------
           Total stockholders' equity ....................................        19,162         19,213
                                                                               ---------      ---------
           Total liabilities and stockholders' equity ....................     $ 176,467      $ 165,047
                                                                               =========      =========

     Lending Activities

     General. The Company's banking activities are conducted solely in Nantucket through its subsidiary, Nantucket Bank. The Bank grants single family and multi-family residential loans, commercial loans and a variety of consumer loans. In addition, the Bank grants loans for construction of residential homes, multi-family properties, commercial real estate properties and for land development. Most loans granted by the Bank are collateralized by real estate.

     Real estate loan originations, including both commercial and residential properties, were $85.1 million in 1996 as compared to $59.2 million in 1995 and $60.6 million in 1994. Favorable interest rates, continuing high levels of construction on Nantucket, and strong Bank marketing efforts have had a positive impact on the level of loan originations. The construction growth is evident in the Bank's portfolio of residential and commercial construction loans which, before deducting unadvanced funds, totaled $27.1 million in 1996, an increase of 34.6% from $20.1 million in the prior year. Residential construction loans consist of loans to individuals for the construction of their primary or secondary homes. Commercial construction loans generally consist of loans to existing businesses for expansion or improvement of their operating facilities. Commercial real estate loans outstanding increased by 18.3% in 1996 to $33.9 million compared to $28.7 million in 1995.

     Analysis of loan portfolio. The following table sets forth information concerning the loan portfolio, including loans held for sale, at the dates indicated.

                                                                At December 31,
                                               ----------------------------------------------
(dollars in thousands)                                  1996                     1995
                                               --------------------      --------------------
                                                 Amount     Percent      Amount       Percent
                                                 ------     -------      ------       -------
Mortgage loans:
   Residential ...........................    $  88,589     58.55%     $  76,127      58.95%
   Residential construction ..............       21,100     13.95%        17,649      13.66%
   Commercial ............................       33,891     22.40%        28,660      22.19%
   Commercial construction ...............        5,960      3.94%         2,456       1.90%
                                              ---------    ------      ---------     ------
      Total principal balances ...........      149,540     98.84%       124,892      96.70%
Less due to borrowers on incomplete loans:
   Residential ...........................       (6,743)    (4.46%)       (5,576)     (4.31%)
   Commercial ............................       (3,342)    (2.21%)       (1.213)     (0.94%)
Less deferred loan origination fees ......         (517)    (0.34%)         (427)     (0.33%)
                                              ---------    ------      ---------     ------
      Total mortgage loans ...............      138,938     91.83%       117,676      91.12%
Other loans
   Consumer ..............................        1,695      1.12%         1,204       0.93%
   Second mortgage .......................        1,987      1.32%         2,145       1.66%
   Home equity ...........................        1,542      1.02%         1,834       1.42%
   Commercial ............................        8,534      5.64%         7,195       5.57%
   Passbook and stock secured ............          960      0.63%         1,342       1.04%
                                              ---------    ------      ---------     ------
      Total other loans ..................       14,718      9.73%        13,720      10.62%
Less: Allowance for loan losses ..........       (2,365)    (1.56%)       (2,249)     (1.74%)
                                              =========    ======      =========     ======
Loans, net ...............................    $ 151,291    100.00%     $ 129,147     100.00%
                                              =========    ======      =========     ======

The following table shows, as of December 31, 1996, information concerning the Bank's construction loans, commercial mortgage, commercial business and construction loans. All of these loans have adjustable rates of interest except for those with remaining maturities in excess of 5 years. Construction loans are presented net of unadvanced funds.

                                       Period to Maturity or Repricing from December 31, 1996
                                    ----------------------------------------------------------
(in thousands)                                       After One
                                    One year or     But Within       Over Five
                                       Less         Five Years         Years           Total
                                       ----         ----------         -----           -----
Residential construction              $21,100          $   -           $ -             $21,100
Commercial mortgage                    27,528           5,835            528            33,891
Commercial construction                 5,960              -             -               5,960
Commercial business                     8,534              -                             8,534
                                      =======          ======          =====           =======
                                      $63,122          $5,835          $ 528           $69,485
                                      =======          ======          =====           =======

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

     Residential mortgage loans made by the Bank have traditionally been long-term loans made for periods of up to 30 years at either fixed or adjustable rates of interest. It has generally been the Bank's policy, since 1987, to sell virtually all of its longer term (greater than 10 years) fixed rate loans and a portion of its adjustable rate loans. The ALCO reviews this policy from time to time as part of the Bank's overall asset/liability management program. The Bank currently sells loans to the Federal Home Loan Mortgage Company ("FHLMC") and other financial institutions, while retaining the servicing rights. At December 31, 1996 the Bank was servicing $70.7 million of loans for others compared to $64.3 million at year end 1995.

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

    The Bank originates adjustable rate residential mortgage loans which have various rate adjustment features, including, in some cases limitations on the amount of the adjustment of 2.0% per adjustment and 6.0% over the life of the loan, and on the periods within which the adjustments may be made. Generally, the Bank's residential mortgage loans adjust annually, but the Bank also offers loans on which the rate adjusts after remaining fixed for an initial three or five year period. Rate adjustments on residential mortgage loans are tied to the weekly average yield on U.S. Treasury securities adjusted to constant maturities of one year. Despite the benefits of adjustable rate mortgage loans to the Bank's asset/liability management program, they do pose potential additional risks, primarily because as interest rates rise, the underlying payments by the borrowers rise, increasing the potential for default, while at the same time the marketability of the underlying property may be adversely affected by higher interest rates. The history of the one year Treasury bill index, as of the last business day of each year for the last three years, shows that this index has fluctuated from 7.22% in 1994 to 5.21% in 1995 and 5.47% in 1996.

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

     Commercial Real Estate Lending. The Bank originates permanent and construction loans on commercial real estate. These loans consist of mortgages primarily on investment properties and properties utilized by retail and small service businesses such as restaurants, guest houses and various retail properties. Continued strong commercial development on Nantucket contributed to an increase of 22.1% in commercial real estate loans outstanding to $36.5 million from $29.9 million in 1995. The majority of this increase is attributable to regular commercial mortgages which increased 18.3%, or $5.2 million, and account for 93% of the commercial real estate portfolio. Commercial construction loans, before deducting unadvanced funds, more than doubled to $6.0 million at December 31, 1996 compared to $2.5 million at December 31, 1995. Since 1990 the Bank has limited it's lending for speculative real estate ventures. Most of the commercial construction loans granted during 1995 and 1996, were made to existing businesses for expansion or improvement of their operating facilities. The Bank's policy is to limit the combined total of commercial real estate and commercial business loans to 45% of the total loan portfolio. At December 31, 1996 these loans totaled 29.3% of the Bank's loan portfolio as compared to 28.1% at the end of 1995.

     During 1996, most commercial real estate loans were granted for up to 75% of the appraised value of the property. Most of these loans were for terms from 6 months to 20 years at interest rates adjustable annually at the Bank's sole discretion, or to a specific spread over the Bank's base rate, or other rate indicators such as the prime rate published in the Wall Street Journal. This policy has enabled the Bank to adjust the interest rate yield on the commercial real estate portfolio to compensate for changes in costs of funds, credit risk and balance relationships maintained by the borrowers. The periodic adjustable rate feature of this portfolio can enhance the Bank's liquidity by sale of these loans to participants when deemed advisable. Protection of the Bank's interest in the real estate collateral is covered by use of title, fire, casualty and flood insurance in applicable amounts.

     Commercial real estate lending may entail significant additional risks compared to residential mortgage lending. Loan size typically may be larger. Payment experience on such loans can be more easily influenced by adverse conditions in the real estate market or in the economy generally. Construction financing involves a higher degree of risk of loss than long term financing on improved occupied real estate. Property values at completion of construction or development can be influenced by underestimation of the construction costs that are actually expended in order to complete the project. The Bank may be required to advance funds beyond the original commitment in order to finish the development. If projected cash flows or values of the property prove to be inaccurate because of unprotected additional cost or slow unit sales, the project may have a value which is insufficient to assure full repayment.

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

     Commercial business loans are becoming an increasingly important product to include in tailoring financial packages for the needs of local small businesses. An aggressive calling program for commercial borrowers has developed new customer relationships through use of this product for equipment purchases and other intermediate term needs. Frequently, the arrangement involves both business services and consumer products, particularly residential real estate loans. Commercial business loans represented 5.64% of the total loan portfolio at December 31, 1996 compared to 5.57% of the loan portfolio at December 31, 1995.

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

     At December 31, 1996, second mortgages and home equity loans accounted for 57% of the Bank's consumer loan portfolio. The Bank's overall consumer loan portfolio decreased $341 thousand, or 5.2%, to $6.2 million at December 31, 1996 from $6.5 million at December 31, 1995.

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

     Allowance for Loan Losses. The Bank maintains an allowance for loan losses. The allowance is increased by provisions charged to operations based on amounts considered necessary to meet reasonably foreseeable losses. Realized losses, net of recoveries, are charged to the allowance. The Bank regularly evaluates the adequacy of the allowance for loan losses. Key criteria considered include known and inherent risks in the portfolio, past loan loss experience and loan delinquency trends, adverse situations that may affect the borrower's ability to repay, the estimated value of collateral securing loans in the portfolio and current economic conditions. During 1996 the Bank recorded a provision for loan losses of $75 thousand. This represents the first loan loss provision recorded since 1992, a period during which the Bank's loan portfolio more than doubled to $153.7 million and the proportion of residential first mortgage loans increased from 44% to 67% of the portfolio. The Bank considers residential first mortgage loans to have less risk than commercial mortgages, second mortgages and business loans. Management believes that it is prudent to provide additional reserves considering the growth in the loan portfolio. At December 31, 1996 the allowance for loan losses was $2.4 million, or 1.54% of total loans compared to $2.2 million, or 1.71% of total loans, at December 31, 1995. Non-performing loans at December 31, 1996 were $443 thousand. The Bank believes its current level of loan loss reserves to be adequate. Any unforeseen future economic problems, however, may lead to additional delinquencies which may require additional provisions for loan losses.

     For additional information, see Note 4 of Notes to Consolidated Financial Statements in the 1996 Annual Report to Stockholders

     Income from Lending Activities. Interest rates charged by the Bank on its loans are primarily determined by competitive loan rates offered in its lending area. These rates generally reflect prevailing interest rates, the availability of funds to lend, the demand for loans and the Bank's strategic plans and goals.

     In addition to interest earned on loans, the Bank receives loan origination fees for originating real estate loans. Loan origination fees are a percentage of the principal amount of the loan and are charged to the borrower for the creation of the loan. Currently, the Bank generally charges fees of up to 1% on permanent residential mortgage loans (2% is charged on certain residential loans), 1/2% to 1% on residential construction loans and 1% to 1 1/2% on commercial real estate loans. For accounting purposes, the Bank defers loan origination fees net of direct underwriting costs and amortizes the balance over the life of the loans. On loans written at a discounted initial rate, net origination fees are amortized over the period of discount. At December 31, 1996, the Bank had $517 thousand in deferred loan origination fees.

     For information regarding the accounting for loan origination fees and costs, see Note 1 to Notes to Consolidated Financial Statements in the 1996 Annual Report to Stockholders.

     The Bank also receives other fees and charges relating to loans, which include loan application fees, late payment charges and fees collected in connection with loan modifications. These fees and charges do not constitute a material source of income for the Bank.

     Investment Activities

     Interest income from short-term investments (consisting of federal funds sold and interest bearing deposits in banks) and investment securities provides an additional significant source of income for the Bank. The Bank's securities portfolio consists mainly of United States Government and agency obligations, short-term corporate bonds, notes and debentures and state and municipal obligations and a portfolio of approximately $7.5 million of mortgage backed securities. From time to time the Bank may invest in equity securities of various corporations and other issuers. It is the Bank's current policy to limit to 5% of its investment portfolio the amount invested in equity securities and to avoid concentration of equity investments in any one industry. At December 31, 1996, the securities portfolio, excluding FHLB stock and short term investments, totaled $22.7 million, representing 12.0% of the Company's total assets at that date, compared to $26.0 million, or 15.6% of assets at December 31, 1995. The securities portfolio is classified into available for sale and held to maturity categories in accordance with the requirements of SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." At December 31, 1996 approximately 35% of the securities portfolio has been classified as available for sale. For additional information, see Notes 2 and 3 of Notes to Consolidated Financial Statements in the 1996 Annual Report to Stockholders.

     The Company's primary objective with respect to its securities portfolio is the generation of income, consistent with prudent consideration for risk, maturity, liquidity and overall diversification. The Bank's President and Chief Financial Officer are generally charged with executing the Bank's investment policy on a daily basis. They have discretion generally to buy and sell securities within the guidelines of the current plan. All transactions outside of the scope of the current plan must be discussed with and approved by the Bank's Executive Committee. All funds not needed to meet the daily investment requirements are invested in either federal funds or money market instruments. All transactions are ratified by the Bank's Board of Directors. At December 31, 1996 all of the Company's securities are held by the Bank.

     The cost, market values and weighted average yields of the following securities portfolios by maturity (excluding FHLB stock, federal funds sold and interest bearing deposits) were as follows.

At December 31, 1996:
(dollars in thousands)

                                                                              Weighted
                                                                 Market        Average
Securities Available for Sale                          Cost      Value          Yield
                                                     -------     -------        ----
U.S. Government and agency obligations, maturing
   After 1 year but within 5 years .............     $ 5,200     $ 5,168        6.35%
   After 5 years but within 10 years ...........         500         495        6.66%
State and municipal obligations, maturing
   Within 1 year ...............................         504         510        5.40%
   After 1 year but within 5 years .............         294         294        4.78%
Other bonds and notes, maturing
   Within 1 year ...............................       1,244       1,253        6.02%
   After 1 year but within 5 years .............         250         248        5.63%
Marketable equity securities ...................         112         114        5.90%
                                                     -------     -------
      Total securities available for sale ......     $ 8,104     $ 8,082        6.09%
                                                     =======     =======        ====

Securities Held to Maturity
U.S. Government and agency obligations, maturing
   Within 1 year ...............................     $   341     $   341        6.00%
   After 1 year but within 5 years .............       2,000       1,985        5.37%
State and municipal obligations, maturing
   Within 1 year ...............................         381         381        5.27%
   After 1 year but within 5 years .............         184         183        5.75%
Other bonds and notes, maturing
   Within 1 year ...............................       3,409       3,409        6.76%
   After 1 year but within 5 years .............         862         854        6.74%
Mortgage backed securities, maturing
   After 1 year but within 5 years .............       7,333       7,222        6.18%
   After 10 years ..............................         153         151        7.00%
                                                     -------     -------
      Total securities held to maturity ........     $14,663     $14,526        6.21%
                                                     =======     =======        ====

At December 31, 1995:
(dollars in thousands)
                                                                             Weighted
                                                                  Market      Average
                                                       Cost        Value       Yield
                                                     -------     -------        ----
Securities Available for Sale
U.S. Government and agency obligations, maturing
   Within 1 year ...............................     $ 1,106     $ 1,113        6.86%
   After 1 year but within 5 years .............       3,545       3,533        5.69%
   After 5 years but within 10 years ...........         250         249        6.31%
State and municipal obligations, maturing
   After 1 year but within 5 years .............         807         807        3.80%
Other bonds and notes, maturing
   After 1 year but within 5 years .............       1,861       1,880        6.20%
Marketable equity securities ...................         112         113        5.90%
                                                     -------     -------
      Total securities available for sale ......     $ 7,681     $ 7,695        5.81%
                                                     =======     =======        ====

Securities Held to Maturity
U.S. Government and agency obligations, maturing
   Within 1 year ...............................     $   488     $   499        8.00%
   After 1 year but within 5 years .............       2,789       2,768        5.32%
   After 5 years but within 10 years ...........         251         254        8.10%
State and municipal obligations, maturing
   Within 1 year ...............................         131         131        3.10%
   After 1 year but within 5 years .............         576         571        3.46%
Other bonds and notes, maturing
   Within 1 year ...............................         980         977        4.68%
   After 1 year but within 5 years .............       4,316       4,308        5.67%
   After 5 years but within 10 years ...........         100         101        7.80%
Mortgage backed securities, maturing
   After 1 year but within 5 years .............       6,791       6,636        6.37%
   After 5 years but within 10 years ...........       1,726       1,663        5.50%
   After 10 years ..............................         182         181        6.00%
                                                     -------     -------
      Total securities held to maturity ........     $18,330     $18,089        5.86%
                                                     =======     =======        ====

 Sources of Funds

     General. Savings accounts and other types of deposits have historically constituted the primary source of funds for the Bank's lending and investment activities, as well as for other general business purposes. In addition to deposits, the Bank derives funds from FHLB borrowings, scheduled loan repayments, loan prepayments and loan sales. The availability of funds is influenced by general interest rates and other market conditions. Scheduled loan repayments are a relatively stable source of funds while deposit inflows and outflows and loan prepayments vary widely and are influenced by prevailing interest rates and market conditions. Dividends from the Bank represent the only source of liquidity for the Company.

     Deposits. The Bank offers a broad selection of deposit instruments to the general public, including NOW accounts, high yield NOW accounts, regular savings accounts, money market deposit accounts, fixed and variable rate time accounts, IRA and Keogh retirement accounts, commercial checking accounts and 90 day special notice accounts. On occasion, the Bank acquires brokered deposits. At December 31, 1996, the Bank's brokered deposits totaled $3.3 million or 2.4% of its total deposits. The Bank generally does not accept new money from brokers, allowing only rollovers or replacement at the time of maturity. If necessary, the Bank expects that it would replace these deposits through normal deposit growth and available borrowings. The Bank does not use premiums to attract deposits, although from time to time it will offer specially designated products in order to attract deposits with longer maturities.

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

                                                                          At December 31,
                            --------------------------------------------------------------------------------------------------------
                                         1996                                 1995                                1994
                            --------------------------------     ---------------------------------  --------------------------------
(dollars in thousands)                            Annualized                            Annualized                        Annualized
                                        % of       Average                   % of        Average                 % of       Average
                            Amount     Deposits      Rate         Amount    Deposits       Rate       Amount    Deposits     Rate
                            ------     --------      ----         ------    --------       ----       ------    --------     ----
Demand                      $  9,955      7.37%       -  %       $  7,352      6.43%        -  %    $  7,166      6.87%        -  %
                            --------    ------       ----        --------    ------       -----     --------    ------        ----

Savings accounts:
Regular, 90 day notice
   and advance payments       13,910     10.30%      2.78%         13,305     11.63%       2.82%      12,626     12.09%       2.62%
  NOW                         31,223     23.12%      1.32%         25,212     22.05%       1.35%      20,070     19.23%       1.39%
  Money market                22,672     16.78%      3.23%         17,985     15.73%       3.23%      19,696     18.87%       2.70%
                             -------    ------       ----        --------     -----        ----      -------    -------        ----
   Total savings accounts     67,805     50.20%      2.25%         56,502     49.41%       2.29%      52,392     50.19%       2.17%

Time deposits                 57,322     42.43%      5.12%         50,503     44.16%       5.32%      44,828     42.94%       4.25%
                            ========    ======       ====        ========    ======        ====     ========    ======         ====
Total deposits              $135,082    100.00%      3.30%       $114,357    100.00%       3.48%    $104,386    100.00%       3.13%
                            ========    ======       ====        ========    ======        ====     ========    ======        ====

     The  following   tables  show  the  weighted   average  rate  and  maturity
information for the Bank's certificates of deposit as of December 31, 1996.

     Certificates of deposit with balances under $100,000:


                                                  Deposits Maturing During the Period Ended
                           --------------------------------------------------------------------------------------------
(dollars in thousands)       3/31/97      6/30/97      12/31/97      12/31/98     12/31/99      12/31/01      Total
                           ----------    ---------    ----------   -----------   ----------    ----------   -----------
Certificate of deposit        $9,348       $6,682        $7,624        $4,414       $2,103        $ 776        $30,947
Weighted average rates         4.73%        5.47%         5.71%         5.78%        5.93%         5.80%         5.39%

     Certificates of deposit with balances over $100,000:

                                                    Deposits Maturing During the Period Ended
                           --------------------------------------------------------------------------------------------
(dollars in thousands)       3/31/97      6/30/97      12/31/97      12/31/98     12/31/99      12/31/01      Total
                           ----------    ---------    ----------   -----------   ----------    ----------   -----------
Certificate of deposit       $16,073       $3,382        $5,374        $ 700        $ 235         $ 611       $26,375
Weighted average rates         4.13%        5.47%         5.52%         5.93%        5.81%         6.70%         4.67%

     Borrowings. The Bank is a member of the FHLB. This membership enables the Bank to borrow from the FHLB, which helps address the inherent problem on Nantucket Island of a deposit base which is unable to fund loan demand. The Bank generally structures these borrowings, in conjunction with its deposits, to match the average expected life of the loans which it retains in portfolio or the securities portfolio. FHLB advances totaled $32.3 million at year end 1996 versus $32.8 million at year end 1995. The maximum borrowings during 1996 and 1995 were $41.5 million and $44.0 million, respectively.

     For additional information, see Note 7 to Notes to the Consolidated Financial Statements in the 1996 Annual Report to Stockholders.

     Subsidiaries of the Bank

     The Bank has one subsidiary, N.B. Securities, Inc., which has been classified as a securities corporation under the laws of the Commonwealth of Massachusetts to take advantage of the tax benefits available to such corporations.

     Dividend Policy

     The Company's Board of Directors meets quarterly to discuss the payment of dividends. Many factors such as earnings, the economy, quality of assets, allowance for loan loss and capital are reviewed. After due consideration, the Board may vote to pay either the same dividend as the previous quarter, or to increase, decrease or omit the dividend.

     Interest Sensitivity Analysis

     Due to the possible extreme volatility of interest rates, managing interest rate risk is important in determining the profitability of the Bank. Interest rate risk arises when an asset matures or when its rate of interest changes in a time frame that is different from that of the underlying liability. The difference between assets subject to rate change over the same period is called interest rate sensitivity GAP. The Bank's objective in its Asset/Liability management program is to manage liquidity and interest rate risk so as to maximize net interest income and return on capital in a changing interest rate environment. The Bank's Asset/Liability Committee ("ALCO") primarily utilizes "GAP" analysis to measure risk. GAP is the difference between assets and liabilities subject to rate change over specific time periods. A GAP is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A GAP is considered negative when interest rate sensitive liabilities exceed interest rate sensitive assets. During a year of falling interest rates a negative one-year GAP position would tend to increase income because there are more liabilities than assets adjusting down in rate during the year, accordingly, the decrease in the cost of liabilities exceeds the decrease in the yield on assets. Conversely, in a period of rising rates a negative GAP would tend to decrease income. Companies in a positive GAP position would face the opposite situation. There are limitations to GAP analysis, however, as rates on different assets and liabilities may not move to the same extent in any given time period. Competition may affect the ability of the Bank to change rates on a particular deposit or loan product.

     The following table displays the distribution of the Company's interest-earning assets and interest-bearing liabilities maturing or repricing over various time periods. The amount of asset or liability in each time period was determined by the contractual terms of the asset or liability. The table does not reflect prepayment of fixed rate loans or mortgage backed securities prior to maturity. Based upon experience, prepayments will tend to be slower during periods of rising interest rates and accelerate as rates fall. Any prepayments of loans would decrease the negative one year GAP position. Loans held for sale are included based on their contractual maturity/repricing date. Securities include short term investments; securities available for sale are reflected at their amortized cost basis. Core deposit accounts are included in the zero to six month repricing category based on their contractual terms although, over the past several years, these accounts have not been as sensitive to changes in market interest rates.

The distribution of the Company's interest-earning assets and interest-bearing liabilities maturing or repricing over various time periods is as follows:

(dollars in thousands)                      0-6       6-12        1-2          2-3         3-5         5-10    Over 10
                                           Months    Months      Years        Years       Years       Years     Years        Total
                                          -------   -------    --------     --------    --------    --------   --------    --------
Interest Sensitive Assets
   Adjustable rate mortgage loans         $32,832   $44,970    $ 13,370     $  9,116    $ 21,735    $  1,874   $      -    $123,897
   Fixed rate mortgage loans                  261         -           -           20         209       6,174     11,906      18,570
   Commercial and all other loans           6,419     3,299         208          511         698          54          -      11,189
   Total loans                             39,512    48,269      13,578        9,647      22,642       8,102     11,906     153,656
                                          -------   -------    --------     --------    --------    --------   --------    --------
   Securities and short term
     investments                            9,124     5,154       3,448        1,232       8,193         250          -      27,401
   Total                                  $48,636   $53,423    $ 17,026     $ 10,879    $ 30,835    $  8,352   $ 11,906    $181,057
                                          -------   -------    --------     --------    --------    --------   --------    --------

Interest Sensitive Liabilities
   Transaction Deposits                   $67,805   $     -    $      -     $      -    $      -    $     -    $      -    $ 67,805
   Time Deposits                           35,485    12,998       5,114        2,338       1,387          -           -      57,322
   Borrowings                               9,000     8,400       6,080        2,601       6,254          -           -      32,335
                                          -------   -------    --------     --------    --------    --------   --------    --------
   Total                                 $112,290   $21,398    $ 11,194     $  4,939    $  7,641          -         -      $157,462
                                          -------   -------    --------     --------    --------    --------   --------    --------

Excess (deficiency) of interest
   sensitive assets over interest
   sensitive liabilities ("GAP")         $(63,654)  $ 32,025   $  5,832     $  5,940    $ 23,194    $  8,352   $ 11,906
Cumulative GAP                           $(63,654)  $(31,629)  $(25,797)    $(19,857)   $  3,337    $ 11,689   $ 23,595
Cumulative interest sensitive assets
as a percent of cumulative interest
   sensitive liabilities                    43.31%     76.34%     82.19%       86.75%     102.12%     107.42%    114.98%
                                            =====      =====      =====        =====      ======      ======     ======

Cumulative excess (deficiency) of
   interest sensitive assets over
   interest sensitive liabilities
   as a percent of total assets            (33.51%)   (16.65%)   (13.58%)     (10.45%)      1.76%       6.15%     12.42%
                                           ======     ======     ======       =======        ====       ====      =====

     Management of the Bank considers regular savings and now accounts, although subject to immediate withdrawal, to have significantly longer effective maturities. Had half of these accounts been subject to repricing in more than 10 years, the effect of that change on excess (deficiency) of interest sensitive assets over interest sensitive liabilities ("GAP"), cumulative GAP, cumulative interest sensitive assets as a percentage of cumulative interest sensitive liabilities and cumulative excess (deficiency) of interest sensitive assets over interest sensitive liabilities as a percentage of total assets would have been as follows:

                                          0-6         6-12        1-2        2-3         3-5       5-10      Over 10
                                         Months      Months      Years      Years       Years      Years      Years
                                         ------      ------      -----      -----       -----      -----      -----
Excess (deficiency) of interest
     sensitive assets over interest
     sensitive liabilities ("GAP")      $(41,153)   $ 32,025   $  5,832     $5,940    $23,194   $  8,352   $ (10,595)
Cumulative GAP                          $(41,153)   $ (9,128)  $ (3,296)    $2,644    $25,838   $ 34,190   $  23,595
Cumulative interest sensitive assets
as
     a percent of cumulative interest
     sensitive liabilities                 54.17%      91.79%     97.31%    102.08%    119.14%    125.33%     114.98%
                                           =====       =====      =====     ======     ======     ======      ======
Cumulative excess (deficiency) of
     interest sensitive assets over
     interest sensitive liabilities
     as a percent of total assets         (21.67%)     (4.81%)    (1.74%)     1.39%     13.60%     18.00%      12.42%
                                          ======       =====      =====       ====      =====      =====       =====

     Supervision, Regulation and Operating Powers

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

     These above commitments remain in effect. The Company and the Bank were in compliance with these requirements as of December 31, 1996 with a minimum ratio of tangible primary capital to total assets of 10.58% after deducting for real estate investments as described in commitment (1), above, which were zero at December 31, 1996.

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

     In addition, the FRB has adopted leverage capital requirements for bank holding companies, which apply to all U.S. bank holding companies with consolidated assets of $150 million or more and to bank holding companies with consolidated assets of less than $150 million that (i) are engaged in non-bank activity involving significant leverage or (ii) have a significant amount of debt held by the general public. The FRB's leverage capital guidelines require covered bank holding companies to maintain a minimum leverage ratio of 3.0%. FRB guidelines state that only the strongest bank holding companies with composite examination ratios of one under the rating system used by the federal bank regulators would be permitted to operate at or near such minimum level of capital. All other bank holding companies will be expected to maintain an additional cushion of at least 1% to 2% above the minimum ratio, depending on the assessment of an individual organization's capital adequacy by the FRB. Any bank or bank holding company experiencing or anticipating significant growth would be expected to maintain capital well above the minimum levels. The Company is in compliance with these Tier 1 leverage capital guidelines.

     In addition, FRB policy requires that a bank holding company should serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity. This policy could, under certain circumstances, impair the ability of the Company to pay dividends on its Common Stock.

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

     Deposit Insurance. The Bank's deposit accounts are insured by the Bank Insurance Fund of the FDIC to a maximum of $100 thousand per separately insured account, and deposits in excess of that amount in each separately insured account are insured by the Depositors Insurance Fund.

     Pursuant to section 7 of the Federal Deposit Insurance Act (12 USC 1817), as amended, the FDIC has incorporated a risk based deposit insurance assessment which was effective as of January 1, 1993. Under this risk based system, the assessment rate for an insured depository depends on the assessment risk determined by the institutions capital level and supervisory evaluations. Institutions are assigned to one of three capital groups - well capitalized, adequately capitalized or undercapitalized. The Bank has been notified that its FDIC deposit insurance premium, for the first six months of 1997, will be assessed at an annual amount of $17 thousand. The FDIC, in its sole discretion, may adjust the reserves of the insurance fund, if necessary. The FDIC issues regulations, conducts periodic examinations, requires the filing of reports and generally supervises the operations of its insured banks. The approval of the FDIC is required prior to the establishment or relocation of any branch office, and the prior approval of the FDIC will be required for mergers and consolidations.

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

     The FDIC has adopted leverage ratio rules that require a minimum leverage ratio of 3.0% "Tier 1 capital" (as defined in the risk-based capital guidelines) to total assets. Although setting a minimum 3.0% leverage ratio, the FDIC's regulations state that only the strongest state non-member banks, with a composite examination rating of 1 under the rating system used by the federal bank regulators (CAMEL), would be permitted to operate at or near such minimum level of capital. All other banks will be expected to maintain an additional cushion of at least 1% to 2% above the minimum ratio, depending on the assessment of an individual organization's capital adequacy by the FDIC. Any bank experiencing or anticipating significant growth would be expected to maintain capital well above the minimum levels. The Bank's leverage ratio was 11.15% at December 31, 1996.

     The FDIC has also adopted risk-based capital rules which require the Bank to have and maintain a ratio of qualifying total capital to weighted risk assets of at least 8.0%, of which at least 4.0% must be Tier I capital. Tier 1 capital is defined as the sum of common stockholders' equity and non-cumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, less all intangible assets other than mortgage servicing rights and minus identified losses and investments in certain securities subsidiaries and certain mortgage banking subsidiaries. Assets and off-balance sheet items are assigned to five risk categories each with appropriate weights. The resulting capital ratios represent equity and non-equity capital as a percentage of total risk-weighted assets and off-balance sheet items. The new risk-based capital rules are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Set forth below are the Bank's risk-based and Tier 1 capital ratios at December 31, 1996.

                                                                                                      To Be Well Capitalized
                                                                           For Capital Adequacy      Under Prompt Corrective
(dollars in thousands)                           Actual                         Purposes                Action Provisions
                                           ------------------               -------------------     -----------------------
                                           Amount       Ratio               Amount        Ratio           Amount      Ratio
As of December 31, 1996:
Total Capital
   (to Risk Weighted Assets)               $20,725      17.99%              $9,218         8.0%          $11,522      10.0%
Tier I Capital
   (to Risk Weighted Assets)               $19,273      16.73%              $4,609         4.0%           $6,913       6.0%
Total Capital
   (to Average Assets)                     $20,725      11.15%              $7,436         4.0%           $9,295       5.0%

      All Massachusetts chartered savings banks are required to be members of the Depositors Insurance Fund ("DIF"). The DIF maintains a private deposit insurance fund which insures all deposits in member banks which are not covered by federal insurance, which, in the case of the Bank, are its deposits in excess of $100 thousand per insured account. In 1995 and 1996, the Bank's premium for this insurance was assessed at an annual rate of 1/50 of 1% of insured deposits.

     Federal Reserve Board Regulations. Under FRB regulations, the Bank currently must establish reserves equal to 3.0% of the first $47.9 million of transaction accounts, and 10.0% of the remainder. At December 31, 1996, the reserve requirement on non-personal time deposits with original maturities of less than 18 months was set at 0%. These reserve requirements are subject to certain exemptions set forth in the FRB regulations. At December 31, 1996 the Bank met applicable FRB reserve requirements.

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

     Federal and State Taxation

     Federal Taxation. The Company and the Bank file consolidated federal income tax returns, which has the effect of eliminating intercompany distributions, including dividends, in the computation of consolidated taxable income.

     The Tax Reform Act of 1996 repealed the special bad debt provisions that were afforded thrift institutions. As a result of this change, the Bank is required to recapture its excess of its tax reserves as of December 31, 1995 over the balance of these reserves as of December 31, 1987 (the "base year" reserves). The recapture will be approximately $1.7 million. There should be no charge to earnings for the recapture because the amount has been accrued for as a component of the deferred tax liability.

     The base year reserves of approximately $2.9 million remain subject to recapture to the extent that cash dividends to the shareholders are made in an amount in excess of the Bank's current and accumulated profits. Additionally, distributions as redemptions, dissolutions or liquidation will be deemed to be distributions out of the base year reserve. In either event, the Bank will be taxed at the then current rates on approximately 150% of the amount that is deemed to be distributed from the reserve. No deferred taxes have been provided on the base year reserves as of December 31, 1996.

     Tax deductions for bad debts will now be calculated on the basis of actual experience.

     For further information, see Note 8 of Notes to Consolidated Financial Statements in the 1996 Annual Report to Stockholders.

     State Taxation. Savings banks in Massachusetts are currently taxed at the rate of 11.72% on their state taxable income. State taxable income includes income from all sources, without exclusion, for the taxable year, less deductions, but not the credits, allowable under the provisions of the Code, as amended and in effect for the taxable year. No deductions, however, are allowed for dividends received. In addition, carryforwards and carrybacks of net operating losses are not allowed.

     The Bank's Massachusetts tax returns for the last five years have not been audited.

     Competition

     The Bank faces strong competition in attracting deposits. Its most direct competition for deposits has historically come from other savings banks, savings and loan associations, cooperative banks, credit unions and commercial banks located on Nantucket Island and in southeastern Massachusetts. The Bank also competes for deposits with mutual funds and corporate and government securities. Since the elimination of federal interest rate controls on deposits, the Bank has faced increasing competition from other financial institutions for deposits.

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

     Employees

     As of December 31, 1996 the Company and Bank had 44 full-time and two part time employees. None of these employees is represented by a collective bargaining agreement. The Company believes its employee relations are good.

Item 2.   DESCRIPTION OF PROPERTY

     The Bank owns three properties and leases one property. The three properties owned consist of the Bank's main office, one branch office and an undeveloped parcel of land. The Bank leases one automated teller facility.

     The Bank's main office is located at 104 Pleasant Street on Nantucket, and was acquired on June 30, 1979. This 8,500 square foot facility had a net book value of $328 thousand at December 31, 1996, including the book value of the land on which the facility is located.

     The Bank's branch office, located at 2 Orange Street, Nantucket is a 3,200 square foot facility which the Bank acquired in 1921, and had a net book value of $6 thousand at December 31, 1996, including the book value of the land on which the facility is located.

     On August 30, 1995 the Bank purchased a three-quarter acre parcel of land located on Amelia Drive, Nantucket for $240 thousand. Should the bank sell this property within two years of the purchase date the Bank is committed to pay an additional $60 thousand for this land. The future use of this land has not been determined.

     Effective April 1, 1994, the Bank entered into a lease agreement with the Town of Nantucket's Airport Commission to lease 16 square feet of space at the main terminal building on Nantucket Island for an automated teller machine facility. The one year lease of this space, at an annual rent of $6 thousand, expires on March 31, 1997.

     At December 31, 1996, the net book value of the Bank's furnishings and equipment was $831. The Bank believes that the fair market value of its properties is significantly in excess of the book value of these properties.

     For further information, see Note 5 of Notes to Consolidated Financial Statements in the 1996 Annual Report to Stockholders.

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                     PART II


Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information contained in the section captioned "Stock Market Data" in the 1996 Annual Report to Stockholders is incorporated herein by reference. For information regarding the Company's dividend policy see also "Item 1 -- Business -- Dividend Policy."

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The information contained in the section captioned "Management's Discussion and Analysis" in the 1996 Annual Report to Stockholders is incorporated herein by reference.

Item 7.   FINANCIAL STATEMENTS

     The   financial   statements   contained  in  the  1996  Annual  Report  to
Stockholders are incorporated herein by reference.

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


Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) EXCHANGE ACT

Item 10.  EXECUTIVE COMPENSATION

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Items 9, 10, 11 and 12 is incorporated herein by reference to the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 16, 1997 which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 14, 1997.

Item 13.  EXHIBITS AND REPORTS ON FORM 8 - K

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

         (13) 1996 Annual Report to Stockholders for the Fiscal Year Ended December 31, 1996.

         (21)         Subsidiaries of the Registrant.

(b) No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1996.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  HOME PORT BANCORP, INC.



Date:  March 21, 1997                 By:  /s/ Karl L. Meyer
                                           -----------------
                                           Karl L. Meyer
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)




In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signatures                                           Date
----------                                           ----


/s/ Karl L. Meyer                                    March 21, 1997
-----------------
Karl L. Meyer
Chairman of the Board,
President and Chief Executive Officer


/s/ John M. Sweeney                                  March 21, 1997
-------------------
John M. Sweeney
Treasurer & Chief Financial Officer
(Principal Financial and
Accounting Officer)


/s/ William P. Hourihan, Jr.                         March 21, 1997
---------------------------
William P. Hourihan, Jr.
Director


/s/ Charles F. DiGiovanna                            March 21, 1997
-------------------------
Charles F. DiGiovanna
Director


/s/ Charles H. Jones, Jr.                           March 21, 1997
-------------------------
Charles H. Jones, Jr.
Director

Signatures (Continued)                               Date
----------------------                               ----



/s/ Daniel D. McCarthy                               March 21, 1997
----------------------
Daniel D. McCarthy
Director


/s/ Robert J. McKay                                  March 21, 1997
-------------------
Robert J. McKay
Director


/s/ Philip W. Read                                   March 21, 1997
------------------
Philip W. Read
Director

                                INDEX TO EXHIBITS

          EXHIBIT
          -------


         (3) Certificate of Incorporation and Bylaws of Home Port Bancorp, Inc.- Incorporated by reference to Exhibit B and C to the Company's Registration Statement on Form S-1 (No. 33-21794) (the "Registration Statement").

         (10.1.1) Home Port Bancorp, Inc. 1988 Stock Option plan. Incorporated by reference to Exhibit D to the Company's Form 10-K for the Year Ended December 31, 1988, as filed with the Securities and Exchange Commission on March 31, 1989.

         (10.1.2) Employment Agreement between Nantucket Bank and William P. Hourihan, Jr. Incorporated herein by reference to the Registration Statement.

         (10.1.3)     Employment  Agreement  between Nantucket Bank and Daniel P
                      Neath.   Incorporated   herein   by   reference   to   the
                      Registration Statement.

         (10.1.4) Supplemental Retirement Agreement between Nantucket Bank and Daniel P. Neath. Incorporated herein by reference to the Company's Form 10-K for the year ended December 31, 1989, as filed with the Securities and Exchange Commission on April 13, 1990.

         (13) Annual Report to Stockholders for the Fiscal Year Ended December 31, 1996.

         (21)         Subsidiaries of the Registrant.