Form 10QSB
period 1997-03-31
HOME PORT BANCORP INC
filed 1997-05-15
CIK 832769

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


(Mark one)
[ X ] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997 or

[   ]  Transition  report  pursuant  to  Section  13  or  15  (d)  of  the
       Securities Exchange Act of 1934 for the transition period from to .

                         Commission file number 0-17099


                            HOME PORT BANCORP, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)




         Delaware                                           04-3016821
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification Number)

      104 Pleasant Street
     Nantucket, Massachusetts                                   02554
(Address of principal executive office)                      (Zip Code)



                                 (508) 228-0580
                (Issuer's telephone number, including area code)



                                Not applicable.
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [ X ]  No  [   ]


The number of shares outstanding of each of the registrant's classes of common stock as of March 31, 1997:


  Common Stock $.01 par value                           1,841,890
       (Title of Class)                            (Shares Outstanding)


           Transitional Small Business Disclosure Format (check one)
                               Yes [ ] No [ X ]

                             Home Port Bancorp, Inc.


                                      INDEX


PART I - FINANCIAL INFORMATION


               Consolidated Balance Sheet at March 31, 1997 and December
               31, 1996

               Consolidated Statement of Earnings for the three months ended March 31, 1997 and 1996.

               Consolidated Statement of Changes in Stockholders' Equity at March 31, 1997

               Consolidated Statements of Cash Flows for the three months ended March 31, 1997 and 1996

               Notes to Consolidated Financial Statements

               Management's Discussion and Analysis of Financial Condition and Results of Operation

PART II - OTHER INFORMATION

               Signatures

                             Home Port Bancorp, Inc.
                     Consolidated Balance Sheet (Unaudited)

                     (In Thousands, Except Per Share Data)

                                                         March 31,    December 31,
                                                           1997          1996
                                                        ---------     ---------
Assets
Cash and due from banks ............................    $   4,996     $   5,073
Interest bearing deposits in banks .................           37            46
Federal funds sold .................................         --           4,700
                                                        ---------     ---------
Total cash and cash equivalents ....................        5,033         9,819
Securities held to maturity (market value
     $13,824 and $14,526) (note 2) .................       14,049        14,663
Securities available for sale (amortized cost
     of $8,857 and $8,104) (note 2) ................        8,761         8,082
Loans, net of allowance for possible loan
     losses of $2,417 and $2,365 (note 3) ..........      147,630       142,425
Loans held for sale ................................        7,659         8,866
Other real estate owned ............................           61            61
Land, buildings and equipment, net .................        1,429         1,422
Accrued income receivable ..........................        1,057         1,093
Net deferred tax asset .............................          385           347
Stock in FHLB-Boston, at cost ......................        2,321         2,321
Prepaid expenses and other assets ..................          819           832
                                                        ---------     ---------
Total assets .......................................    $ 189,204     $ 189,931
                                                        =========     =========

                             Home Port Bancorp, Inc.
               Consolidated Balance Sheet (Unaudited) (continued)

                     (In Thousands, Except Per Share Data)

                                                         March 31,    December 31,
                                                           1997          1996
                                                        ---------     ---------
Liabilities and Stockholders' Equity
Liabilities:
Deposits (Note 4) ..................................    $ 127,212     $ 135,082
Borrowed funds .....................................       39,237        32,335
Accrued expenses ...................................        1,513         1,346
Other liabilities ..................................          769         1,065
                                                        ---------     ---------
Total liabilities ..................................      168,731       169,828
                                                        ---------     ---------
Commitments and contingencies (notes 3 and 5)

Stockholders' equity
Preferred stock, $.01 par value, 2,000,000
      shares authorized, none issued ...............         --            --
Common stock, $.01 par value, 10,000,000 shares
       authorized, 2,325,494  shares issued ........           23            23
Additional paid-in capital .........................       17,473        17,473
Retained earnings ..................................        7,431         7,017
Unrealized (loss) on securities available for sale,
       net of taxes (note 2) .......................          (57)          (13)
Less: Treasury stock, at cost (483,604 shares) .....       (4,397)       (4,397)
                                                                      ---------
      Total stockholders' equity ...................       20,473        20,103
                                                        ---------     ---------

Total liabilities and stockholders' equity .........    $ 189,204     $ 189,931
                                                        =========     =========

See accompanying notes to unaudited consolidated financial statements.

                             Home Port Bancorp, Inc.
                 Consolidated Statements of Earnings (Unaudited)

                (In Thousands, Except Share and Per Share Data)

                                                              Three Months Ended
                                                                   March 31,
                                                             -------------------
                                                               1997       1996
                                                             -------    -------
Interest and dividend income:
     Interest on loans ..................................    $ 3,418    $ 2,977
     Interest on securities .............................        322        352
     Dividends ..........................................         36         38
     Federal funds sold and interest bearing deposits ...         12         12
                                                             -------    -------
            Total interest and dividend income ..........      3,788      3,379
                                                             -------    -------
Interest expense:
     Interest on depositors' accounts ...................      1,092        984
     Interest on borrowed funds .........................        552        517
                                                             -------    -------
            Total interest expense ......................      1,644      1,501
                                                             -------    -------
Net interest and dividend income ........................      2,144      1,878
Provision for loan losses ...............................         37        -
                                                             -------    -------
     Net interest and dividend income after
        provision for loan losses .......................      2,107      1,878
                                                             -------    -------
Non-interest income:
     Deposit servicing fees .............................         91         77
     Loan servicing fees ................................         66         82
     Other fees and income ..............................         49         62
     Net gain (loss) from sale of mortgage loans ........         13         (5)
     Net gain (loss) from securities ....................          4        -
                                                             -------    -------
            Total non-interest income ...................        223        216
                                                             -------    -------

                             Home Port Bancorp, Inc.
           Consolidated Statements of Earnings (Unaudited) (continued)

                (In Thousands, Except Share and Per Share Data)

                                                              Three Months Ended
                                                                   March 31,
                                                             -------------------
                                                               1997       1996
                                                             -------    -------
Non-interest expense:
     Salaries and employee benefits .....................        619        533
     Building and equipment expenses ....................        125        105
     Deposit insurance fees .............................         10          3
     Professional fees ..................................         67         77
     Other ..............................................        220        222
                                                             -------    -------
            Total non-interest expense ..................      1,041        940
                                                             -------    -------
Income before income taxes ..............................      1,289      1,154
Provision for income taxes (Note 5) .....................        507        448
                                                             -------    -------

Net income ..............................................    $   782    $   706
                                                             =======    =======

Earnings per common share ...............................    $  0.42    $  0.38
                                                             =======    =======

Weighted number of common shares outstanding ............      1,842      1,842
                                                             =======    =======

      See accompanying notes to unaudited consolidated financial statements

                                             Home Port Bancorp, Inc.
                      Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
                                                 (In Thousands)

                                                                                             Net
                                                                                          Unrealized
                                                                                             Gain
                                                                                           (loss) on
                                                       Additional                         Securities      Total
                                              Common    Paid-in   Retained   Treasury    Available    Stockholders'
                                               Stock    Capital   Earnings     Stock       For Sale       Equity
                                             ----------------------------------------------------------------------
Balance at December 31, 1995                   $23     $17,473     $5,271    $(4,397)       $  9        $18,379

Change in unrealized loss on securities
     available for sale                          -          -         -           -          (22)           (22)
Cash dividends paid at $.70 per share            -          -      (1,289)        -            -         (1,289)
Net income                                       -          -       3,035         -            -          3,035
                                             ----------------------------------------------------------------------
Balance at December 31, 1996                    23      17,473      7,017     (4,397)        (13)        20,103

Change in unrealized loss on securities
   available for sale                            -          -         -           -          (44)           (44)
Cash dividends paid at $.20 per share            -          -        (368)        -            -           (368)
Net income                                       -          -         782         -            -            782
                                             ----------------------------------------------------------------------
Balance at March 31, 1997                      $23     $17,473     $7,431    $(4,397)       $(57)       $20,473
                                             ======================================================================

See accompanying notes to unaudited consolidated financial statements

                                   Home Port Bancorp, Inc.
                      Consolidated Statements of Cash Flows (Unaudited)
                                       (In Thousands)
                                                                         Three Months Ended
                                                                              March 31,
                                                                        -------------------
                                                                          1997        1996
                                                                        -------     -------
Net cash flows from operating activities:
    Net income .....................................................    $   782     $   706
    Adjustments to reconcile net income to net cash
     provided by operating activities:
        Net decrease in accrued income receivable ..................         36          21
        Net increase in accrued expenses ...........................        167          54
        Net amortization of securities premiums ....................         19          29
        Net decrease in loans held for sale ........................      1,221       5,294
        Amortization of deferred loan origination fees .............        (66)        (64)
        Amortization of deferred premiums on loans sold ............        (12)         -
        Depreciation of building and equipment .....................         60          48
        Net decrease (increase) in prepaid expenses and other assets         13         (15)
        Net (decrease) increase in other liabilities ...............       (296)         17
        Deferred income taxes ......................................         (9)         (5)
        Net gain on securities and other assets ....................         (4)        --
        Net (gain) loss on sale of mortgage loans ..................         (2)          5
        Provision for loan losses ..................................         37         --
                                                                        -------     -------
Net cash provided by operating activities ..........................      1,946       6,090
                                                                        -------     -------

Cash flows from investing activities:
    Purchases of securities held to maturity .......................     (1,733)        --
    Purchases of securities available for sale .....................     (2,002)       (996)
    Proceeds from sales of securities available for sale............        752         --
    Proceeds from maturities/calls of securities ...................      2,622       2,625
    Principal payments on mortgage-backed securities ...............        208         238
    Net increase in loans ..........................................     (5,176)     (7,939)
    Purchases of land, buildings and equipment .....................        (67)        (89)
                                                                        -------     -------
Net cash provided by investing activities ..........................     (5,396)     (6,161)
                                                                        -------     -------

                                   Home Port Bancorp, Inc.
                      Consolidated Statements of Cash Flows (Unaudited)
                                       (In Thousands)
                                                                         Three Months Ended
                                                                              March 31,
                                                                        -------------------
                                                                          1997        1996
                                                                        -------     -------
Cash flows from financing activities:
    Net increase (decrease) in deposits ............................     (7,870)       (718)
    Federal Home Bank advances .....................................      8,000       7,500
    Federal Home Loan Bank repayments ..............................     (1,350)     (4,674)
    Net (decrease) increase in short term borrowings ...............        252      (3,000)
    Cash dividends paid ............................................       (368)       (276)
                                                                        -------     -------
Net cash provided by financing activities ..........................     (1,336)     (1,168)
                                                                        -------     -------

Net (decrease) increase in cash and cash equivalents ...............     (4,786)     (1,239)
Cash and cash equivalents at beginning of period ...................      9,819       6,636
                                                                        -------     -------
Cash and cash equivalents at end of period .........................    $ 5,033     $ 5,397
                                                                        =======     =======

Supplemental  disclosures of cash flow information:
   Cash paid during the period  for:
        Interest ...................................................      1,599       1,493
        Income taxes ...............................................        367         303
    Dividends declared .............................................        368         276
    Non-cash gains on sales of loans ...............................         11         --

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

The financial statements for the periods ended March 31, 1997 and 1996 are unaudited, but include normal recurring adjustments which management considers necessary for a fair presentation of results. Interim results are not necessarily indicative of the results to be expected for the entire year. It is recommended that these statements be read in conjunction with the audited financial statements for the year end December 31, 1996.

2.  Securities (in thousands)

Securities held to maturity consist of the following:

                                                       March 31, 1997       December 31, 1996
                                                    -------------------     -------------------
                                                      Book       Market      Book        Market
                                                      Value      Value       Value        Value
United States Government and agency obligations     $ 2,250     $ 2,231     $ 2,341     $ 2,326
Mortgage-backed securities ....................       7,273       7,077       7,486       7,373
State and municipal obligations ...............         384         383         565         564
Other bonds and notes .........................       4,142       4,133       4,271       4,263
                                                    -------     -------     -------     -------
   Total securities held to maturity ..........     $14,049     $13,824     $14,663     $14,526
                                                    =======     =======     =======     =======

Securities available for sale consist of the following:

                                                       March 31, 1997       December 31, 1996
                                                    -------------------     -------------------
                                                      Book       Market      Book        Market
                                                      Value      Value       Value        Value
United States Government and agency obligations     $6,201      $6,105       $5,700     $5,663
State and municipal obligations                        796         796          798        804
Other bonds and notes                                  748         746        1,494      1,501
Marketable equity securities                         1,112       1,114          112        114
                                                    ------      ------      -------     ------
   Total securities available for sale              $8,857      $8,761      $8,104      $8,082
                                                    ======      ======      =======     ======

                    Home Port Bancorp, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements

3.  Loans, Net (in thousands)

The composition of the balances of loans is as follows:

                                                      March 31,       December 31,
                                                        1997             1996
                                                     ---------        ---------
Mortgage loans:
     Residential
          Fixed ..............................       $  18,630        $  18,407
          Adjustable .........................          63,112           61,316
     Residential construction ................          21,235           21,100
     Commercial ..............................          32,461           33,891
     Commercial construction .................           6,617            5,960
                                                     ---------        ---------
            Total principal balances .........         142,055          140,674
Less:
     Due borrowers on uncompleted loans
          Residential ........................          (6,312)          (6,743)
           Commercial ........................          (2,422)          (3,342)
     Deferred loan origination fees ..........            (516)            (517)
                                                     ---------        ---------
          Total mortgage loans ...............         132,805          130,072
Other loans:
     Commercial business .....................          11,597            8,534
      Second mortgage ........................           1,929            1,987
      Home equity ............................           1,293            1,542
      Passbook and stock secured .............             800              960
      Consumer ...............................           1,623            1,695
                                                     ---------        ---------
           Total other loans .................          17,242           14,718
Less: Allowance for possible loan losses .....          (2,417)          (2,365)
                                                     =========        =========
           Loans, net ........................       $ 147,630        $ 142,425
                                                     =========        =========

The Federal Home Loan Bank has a blanket lien covering residential mortgage loans as collateral for the Bank's borrowing from the FHLB.

Effective January 1, 1997 the Bank adopted Statement of Financial Accounting Standards ("SFAS") No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on an approach that focuses on control, whereby after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinquished. With adoption of this statement the Bank recognized $13 thousand in deferred gains related to the sale of participation interests in mortgage loans where the Bank retained servicing rights.

                    Home Port Bancorp, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements


A summary of the transactions in the allowance for possible loan losses is as follows:

                                                             Three Months Ended
                                                                  March 31,
                                                          ----------------------
                                                             1997           1996
                                                          -------        -------
Balance at beginning of period ....................         2,365        $ 2,249
       Provisions .................................            37            -
       Recoveries .................................            17             96
       Realized losses charged to allowance .......            (2)           -
                                                          -------        -------
Balance at end of period ..........................       $ 2,417        $ 2,345
                                                          =======        =======

The allowance for possible loan losses is allocated as follows:

                                                           Three Months Ended
                                                               March 31,
                                                         -----------------------
                                                           1997             1996
                                                         ------           ------
Residential mortgage loans ...................           $  526           $  532
Commercial real estate loans .................            1,223            1,207
Commercial loans .............................              193              165
All other loans ..............................              227              306
Unallocated ..................................              248              135
                                                         ------           ------
     Total ...................................           $2,417           $2,345
                                                         ======           ======

Non-performing loans are summarized as follows:

                                                             March 31,   December 31,
                                                               1997         1996
                                                               ----         ----
Loans accounted for on a non-accrual basis
                                                               $  8         $ 10
Accruing loans 90 days past due ......................          413          433
Impaired loans .......................................          --           --

                    Home Port Bancorp, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements

4.  Deposits (in thousands)

A summary of deposit balances, by type, is as follows:

                                                        March 31,      December 31,
                                                          1997             1996
                                                        --------        --------
Demand (non-interest bearing) ..................        $  8,717        $  9,955
Savings:
     NOW .......................................          24,771          31,223
     Regular and 90-day notice accounts ........          12,925          13,779
     Money market deposit accounts .............          22,034          22,672
     Advance payments from mortgagors ..........             374             131
                                                        --------        --------
         Total savings .........................          60,104          67,805
                                                        --------        --------
Time certificates of deposit ...................          58,391          57,322
                                                        --------        --------
         Total deposits ........................        $127,212        $135,082
                                                        ========        ========

5.  Commitments

In the normal course of business, there are outstanding commitments that are not reflected in the balance sheet. Firm commitments to originate mortgage and commercial loans were $4.2 million at March 31, 1997.

6.  Income Taxes

The effective rate for the quarter ended March 31, 1997 is 39%, which is less than the statutory rate of 42% primarily due to a reduction in the valuation allowance and the status of N.B. Securities, Inc. as a Massachusetts security corporation.

                    Home Port Bancorp, Inc. and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                Unaudited Interim Information for March 31, 1997

                           Consolidated Balance Sheet

Total assets of Home Port Bancorp, Inc. (the "Company") remained stable during the first quarter of 1997, decreasing only $.7 million to $189.2 million at March 31, 1997 from $189.9 million at December 31, 1996. For the comparable three month period in 1996, total assets decreased $.4 million to $166.9 million from 167.3 million. Major balance sheet categories are discussed in detail below.

Net loans outstanding (including loans held for sale) were $155.3 million at March 31, 1997, an increase of $4.0 million, or 2.6%, from the $151.3 million at December 31, 1996. Loan sales totaled $5.0 million during the first quarter of 1997 as compared to $10.0 million for the corresponding 1996 quarter.

Total deposits decreased by $7.9 million, or 6.2%, to $127.2 million at March 31, 1997 from $135.1 million at December 31, 1996. The Bank usually experiences a seasonal decrease in deposits during the winter months and deposits decreased during the first quarter in the previous two years. The seasonal trend is in line with management's expectations.

Borrowed funds, consisting of Federal Home Loan Bank advances, totaled $39.2 million at March 31, 1997, an increase of $6.9 million from the December 31, 1996 total of $32.3 million. These borrowings were used to fund loan growth during seasonal periods of deposit decline.

Total stockholders' equity increased by $370 thousand to $20.5 million at March 31, 1997 from $20.1 million at December 31, 1996. This increase reflects net income of $782 thousand less cash dividends declared of $368 thousand and a $57 thousand unrealized loss on securities available for sale.


                              Results of Operations

For the quarter ended March 31, 1997, the Company reported net income of $782 thousand or $0.42 per share compared to net income of $706 thousand or $0.38 per share for the quarter ended March 31, 1996.

The increase in net income is attributable to an increase in net interest and dividend income, before provision for loan losses, of $266 thousand or 14.2% compared to the prior year quarter. The net interest margin and net interest spread were 4.74% and 4.11%, respectively, for the first quarter of 1997 compared to 4.66% and 4.04% for the same period in 1996. This increase was due to the growth in average loans and deposits combined with lower costs of funds.

Offsetting the increased net interest income were provisions for loan losses and increases in non-interest expense. A $37 thousand provision for loan losses was recorded for the quarter ended March 31, 1997; no provision was made in the 1996 quarter. Non-interest expenses increased by $101 thousand compared to the first quarter 1996 due to increases in both salaries and employee benefits, and building and equipment expenses. These increases in non-interest expense are proportional to the Bank's asset growth and the Bank's efficiency ratio has improved to 44.05% for the quarter ended March 31, 1997 from 44.89% for the same period 1996.

                    Home Port Bancorp, Inc. and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                Unaudited Interim Information for March 31, 1997

Return on Equity

Return on average equity has increased to an annualized rate of 15.45% for the first quarter of 1997 from 15.24% for the same period in 1996. This improvement is attributable to higher earnings offset by a higher capital base.

Provision for Loan Losses

The allowance for loan losses at March 31, 1997 was $2.4 million or 1.53% of total loans compared to $2.4 million, or 1.54% of total loans, at December 31, 1996. During the quarter ending March 31, 1997 the Bank recorded a provision for loan losses of $37 thousand. This is consistent with management's strategy undertaken in 1996 to provide additional reserves in relation to the growing loan portfolio. The Bank also had recoveries of $17 thousand and charge-offs of $2 thousand during the first quarter. The Bank believes its current level of loan loss reserves to be adequate. Any unforeseen future economic problems, however, could lead to the Bank experiencing additional delinquencies which may require additional provisions for loan losses.

Non-performing Loans and Other Real Estate Owned

The Bank's non-performing loans totaled $421 thousand at March 31, 1997 consisting of a $413 thousand past due accruing loan and $8 thousand of non-accruing loans. Non-performing loans at December 31, 1996 totaled $443 thousand, including $433 thousand past due accruing loans and $10 thousand of non-accruing loans. None of these loans were to affiliated persons. The accruing non-performing loan is a first mortgage loan on commercial real estate. As of March 31, 1997, other real estate owned is $61 thousand; unchanged from December 31, 1996. The Bank had no loans which were considered "impaired" within the meaning of Statement of Financial Accounting Standards ("SFAS" ) No. 114 and 118 at either March 31, 1997 or December 31, 1996.

At March 31, 1997 management has identified $936 thousand of loans that, while currently performing, may pose potential problems due to some doubts about the ability of the borrowers to comply with all of their present loan repayment terms. The resolution of these loans is not yet known. The Bank believes that its allowance for loan losses is adequate to absorb any losses that may result from these loans.

Income Taxes

The Company and its subsidiaries, on a consolidated basis, are subject to Federal income tax. The Company is also subject to a Delaware franchise tax and a Massachusetts tax as a security corporation. The Bank and its subsidiary are subject to a Massachusetts income tax. For interim unaudited financial statements, management calculated the provision for taxes using an estimated combined Federal and state tax rate of approximately 40% and made an adjustment decreasing the deferred tax valuation reserve. The expected tax rate is reviewed and adjusted as necessary on a quarterly basis.

                    Home Port Bancorp, Inc. and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                Unaudited Interim Information for March 31, 1997

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

At March 31, 1997 and December 31, 1996 the Company's and the Bank's capital ratios were in excess of regulatory requirements.

                    Home Port Bancorp, Inc. and Subsidiaries



PART II.  OTHER INFORMATION


Item 1.           Legal Proceedings
                  The Company and its subsidiaries are not involved in any pending legal proceedings other than those involved in the ordinary course of their businesses. Management believes that the resolution of these matters will not materially affect their businesses or the consolidated financial condition of the Company and its subsidiary.

Item 2.           Changes in Securities.
                  Not applicable.

Item 3.           Defaults Upon Senior Securities.
                  Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders
                  Not applicable.

Item 5.           Other Information.
                  A dividend of $.20 per common share was declared on February 4, 1997. The cash dividend was paid on February 28, 1997 to shareholders of record as of February 14, 1997.

                  Declaration of dividends by the Board of Directors depends on a number of factors, including capital requirements, regulatory limitations, the Company's operating results and financial condition and general economic conditions.

Item 6.           Exhibits and Reports on Form 8-K.

                  a.      Exhibits -- None

                  b. Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                    Home Port Bancorp, Inc. and Subsidiaries



                                   Signatures

         In accordance with the requirements of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Home Port Bancorp, Inc.
                                     -----------------------
                                          (Registrant)





Date:  May 12, 1997                  By: /s/ William P. Hourihan, Jr.
                                         ----------------------------
                                         William P. Hourihan, Vice President


Date:  May 12, 1997                  By: /s/ John M. Sweeney
                                         -----------------------
                                         John M. Sweeney, Treasurer
                                         (Chief Financial & Accounting Officer)