Form 10QSB
period 1997-06-30
HOME PORT BANCORP INC
filed 1997-08-13
CIK 832769

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


(Mark one)
[ X ] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997 or

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

       The number of shares outstanding of each of the registrant's classes of common stock as of June 30, 1997:


           Common Stock $.01 par value                      1,841,890
                (Title of Class)                       (Shares Outstanding)


Transitional Small Business Disclosure Format (check one)

                              Yes [   ]  No  [ X ]

                             Home Port Bancorp, Inc.


                                      INDEX


PART I - FINANCIAL INFORMATION


              Consolidated Balance Sheets at June 30, 1997 and December 31, 1996

              Consolidated Statements of Earnings for the three months and six momths ended June 30, 1997 and 1996.

              Consolidated Statements of Changes in Stockholders' Equity for the six months ending June 30, 1997

              Consolidated Statements of Cash Flows for the six months ended June 30, 1997 and 1996

              Notes to Consolidated Financial Statements

              Management's Discussion and Analysis of Financial Condition and Results of Operation

PART II - OTHER INFORMATION

              Signatures

                                             Home Port Bancorp, Inc.
                                     Consolidated Balance Sheet (Unaudited)

(In Thousands, Except Per Share Data)                                                 June 30,     December 31,
                                                                                        1997           1996
                                                                                     ---------      ---------
Assets

Cash and due from banks ........................................................     $   6,856      $   5,073
Interest bearing deposits in banks .............................................            39             46
Federal funds sold .............................................................         1,295          4,700
                                                                                     ---------      ---------
     Total cash and cash equivalents ...........................................         8,190          9,819
Securities held to maturity (market value $14,706 and $14,526) (note 2) ........        14,746         14,663
Securities available for sale (amortized cost of $7,855 and $8,104) (note 2) ...         7,852          8,082
Loans, net of allowance for loan losses of $2,555 and $2,365 (note 3)...........       154,689        142,425
Loans held for sale ............................................................         6,935          8,866
Other real estate owned ........................................................            61
                                                                                     ---------     ----------
Land, buildings and equipment, net .............................................         1,444          1,422
Accrued income receivable ......................................................         1,162          1,093
Net deferred tax asset .........................................................           348            347
Stock in FHLB-Boston, at cost ..................................................         2,441          2,321
Prepaid expenses and other assets ..............................................           941            832
                                                                                     ---------      ---------
       Total assets ............................................................     $ 198,748      $ 189,931
                                                                                     =========      =========

Liabilities and Stockholders' Equity
Liabilities:
  Deposits (Note 4) ............................................................     $ 131,137      $ 135,082
  Borrowed funds ...............................................................        44,910         32,335
  Accrued expenses .............................................................         1,044          1,346
  Other liabilities ............................................................           677          1,065
                                                                                     ---------      ---------
       Total liabilities .......................................................       177,768        169,828
                                                                                     ---------      ---------
Commitments and contingencies (notes 3 and 5)

Stockholders' equity
  Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued
                                                                                            --             --
  Common stock, $.01 par value, 10,000,000 shares authorized, 2,325,494
     shares issued .............................................................            23             23
  Additional paid-in capital ...................................................        17,473         17,473
  Retained earnings ............................................................         7,882          7,017
  Unrealized loss on securities available for sale, net of taxes (note 2)            (1)           (13)
  Less: Treasury stock, at cost (483,604 shares) ...............................        (4,397)        (4,397)
                                                                                     ---------      ---------
       Total stockholders' equity ..............................................        20,980         20,103
                                                                                     ---------      ---------
       Total liabilities and stockholders' equity ..............................     $ 198,748      $ 189,931
                                                                                     =========      =========

See accompanying notes to unaudited consolidated financial statements.

                            Home Port Bancorp, Inc.
                 Consolidated Statements of Earnings (Unaudited)


(In Thousands, Except Share and Per Share Data)

                                                           Three Month Ended         Six Month Ended
                                                                June 30,                 June 30,
                                                        ---------------------     --------------------
                                                          1997         1996         1997         1996
                                                        -------      -------      -------      -------
Interest and dividend income:
   Interest on loans ..............................     $ 3,600      $ 3,216      $ 7,018      $ 6,193
   Interest on securities .........................         334          327          656          679
   Dividends ......................................          41           39           78           77
   Federal funds sold and interest bearing deposits           4            6           16           18
                                                        -------      -------      -------      -------
      Total interest and dividend income ..........       3,979        3,588        7,768        6,967
                                                        -------      -------      -------      -------
Interest expense:
   Interest on depositors' accounts ...............       1,099          992        2,193        1,976
   Interest on borrowed funds .....................         681          575        1,233        1,091
                                                        -------      -------      -------      -------
      Total interest expense ......................       1,780        1,567        3,426        3,067
                                                        -------      -------      -------      -------
Net interest and dividend income ..................       2,199        2,021        4,342        3,900
Provision for loan losses .........................          37         --             75         --
                                                        -------      -------      -------      -------
    Net interest and dividend income after
    provision for loan losses .....................       2,162        2,021        4,267        3,900
Non interest income:
   Deposit servicing fees .........................         108           95          199          173
   Loan servicing fees ............................          65           71          131          153
   Other fees and income ..........................          39           64           87          125
   Net gain (loss) from sale of mortgage loans ....          27           (3)          41           (9)
   Net gain (loss) from securities ................         (13)        --             (9)        --
                                                        -------      -------      -------      -------
      Total non interest income ...................         226          227          449          442
                                                        -------      -------      -------      -------

                            Home Port Bancorp, Inc.
                 Consolidated Statements of Earnings (Unaudited)


(In Thousands, Except Share and Per Share Data) (continued)

                                                           Three Month Ended         Six Month Ended
                                                                June 30,                 June 30,
                                                        ---------------------     --------------------
                                                          1997         1996         1997         1996
                                                        -------      -------      -------      -------
Non interest expense:
   Salaries and employee benefits .................         606          553        1,211        1,076
   Building and equipment expenses ................         114          128          239          233
   Deposit insurance fees .........................          11            4           21            7
   Professional fees ..............................          54           90          120          168
   Other ..........................................         256          234          490          466
                                                        -------      -------      -------      -------
      Total non interest expense ..................       1,041        1,009        2,081        1,950
                                                        -------      -------      -------      -------
Income before income taxes ........................       1,347        1,239        2,635        2,392
Provision for income taxes (note 6) ...............         527          482        1,033          929
                                                        =======      =======      =======      =======
Net Income ........................................     $   820      $   757      $ 1,602      $ 1,463
                                                        =======      =======      =======      =======

Earnings per common share .........................     $  0.45      $  0.41      $  0.87      $  0.79
                                                        =======      =======      =======      =======

Weighted number of common shares outstanding ......       1,842        1,842        1,842        1,842
                                                        =======      =======      =======      =======

See accompanying notes to unaudited consolidated financial statements

                                                       Home Port Bancorp, Inc.
                               Consolidated Statements of Changes in Stockholders' Equity (Unaudited)


(In Thousands)                                                                                             Net
                                                                                                       Unrealized
                                                                                                          Gain
                                                                                                       (Loss) on
                                                          Additional                                   Securities          Total
                                               Common       Paid-in        Retained      Treasury       Available      Stockholders'
                                                Stock       Capital        Earnings       Stock         For Sale          Equity
                                                -----       -------        --------       -----         --------          ------
Balance at December 31, 1995 ..........      $     23       $ 17,473       $  5,271       $ (4,397)      $      9       $ 18,379

Change in unrealized loss on securities
     available for sale ...............            --             --             --             --            (22)           (22)

Cash dividends paid at $.70 per share .            --             --         (1,289)            --             --         (1,289)

Net income ............................            --             --          3,035             --             --          3,035
                                             --------       --------       --------       --------       --------       --------
Balance at December 31, 1996 ..........            23         17,473          7,017         (4,397)           (13)        20,103

Change in unrealized loss on securities
   available for sale .................            --             --             --             --             12             12

Cash dividends paid at $.40 per share .            --             --           (737)            --             --           (737)

Net income ............................            --             --          1,602             --             --          1,602
                                             --------       --------       --------       --------       --------       --------
Balance at June 30, 1997 ..............      $     23       $ 17,473       $  7,882       $ (4,397)      $     (1)      $ 20,980
                                             ========       ========       ========       ========       ========       ========

See accompanying notes to unaudited consolidated financial statements

                                               Home Port Bancorp, Inc.
                                  Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)                                                                               Six Months Ended
                                                                                                 June 30,
                                                                                          -----------------------
                                                                                            1997          1996
                                                                                          --------      --------
Net cash flows from operating activities:
    Net income ......................................................................     $  1,602      $  1,463
    Adjustments to reconcile net income to net cash provided by operating activities:
        Net increase in accrued income receivable ...................................          (69)          (70)
        Net (increase) decrease in accrued expenses .................................         (302)          160
        Net amortization of securities premiums .....................................           34            55
        Net decrease in loans held for sale .........................................        2,006         5,123
        Amortization of deferred loan origination fees ..............................         (121)         (141)
        Amortization of deferred premiums on loans sold .............................          (34)
        Depreciation of building and equipment ......................................          118           100
        Net increase in prepaid expenses and other assets ...........................         (109)          (20)
        Net decrease in other liabilities ...........................................         (388)         (308)
        Net (increase) decrease in deferred income taxes ............................           (9)           19
        Net loss on securities and other assets .....................................            9
        Net (gain) loss on sale of mortgage loans ...................................          (41)            9
        Provision for loan losses ...................................................           75
                                                                                          --------      --------
Net cash provided by operating activities ...........................................        2,771         6,390
                                                                                          --------      --------

 Cash flows from investing activities
    Purchases of securities held to maturity ........................................       (3,398)           --
    Purchases of securities available for sale ......................................       (2,002)       (1,496)
    Proceeds from sales of securities available for sale ............................        1.239            --
    Proceeds from maturities/calls of securities ....................................        3,722         3,325
    Principal payments on mortgage-backed securities ................................          563           562
    Net increase in loans ...........................................................      (12,218)      (19,978)
    Purchases of land, buildings and equipment ......................................         (140)         (263)
    Proceeds from the sales of other real estate owned ..............................           61            --
    Purchase of Federal Home Loan Bank stock ........................................         (120)           --
                                                                                          --------      --------
Net cash used in investing activities ...............................................      (12,293)      (17,850)
                                                                                          --------      --------

Cash flows from financing activities:
    Net (decrease) increase in deposits .............................................       (3,945)        3,861
    Federal Home Bank advances ......................................................       11,500        10,000
    Federal Home Loan Bank repayments ...............................................       (7,205)      (12,901)
    Net increase in short term borrowings ...........................................        8,280        11,528
    Cash dividends paid .............................................................         (737)         (552)
                                                                                          --------      --------
Net cash provided by financing activities ...........................................        7,893        11,936
                                                                                          --------      --------

Net (decrease) increase in cash and cash equivalents ................................       (1,629)          476
Cash and cash equivalents at beginning of period ....................................        9,819         6,636
                                                                                          --------      --------
Cash and cash equivalents at end of period ..........................................     $  8,190      $  7,112
                                                                                          ========      ========

                                              Home Port Bancorp, Inc.
                                 Consolidated Statements of Cash Flows (Unaudited)
                                                    (continued)

(In Thousands)                                                                               Six Months Ended
                                                                                                 June 30,
                                                                                          -----------------------
                                                                                            1997          1996
                                                                                          --------      --------
Supplemental  disclosures of cash flow information:
 Cash paid during the period for:
        Interest ....................................................................        3,374         3,041
        Income taxes ................................................................        1,410           701
    Dividends declared ..............................................................          736           552
    Non-cash gains on sales of loans ................................................           34          --

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

The financial statements for the periods ended June 30, 1997 and 1996 are unaudited, but include normal recurring adjustments which management considers necessary for a fair presentation of results. Interim results are not necessarily indicative of the results to be expected for the entire year. It is recommended that these statements be read in conjunction with the audited financial statements for the year end December 31, 1996.

2.  Securities (in thousands)

Securities held to maturity consist of the following:

                                                      June 30, 1997          December 31, 1996
                                                    -------------------     --------------------
                                                     Book        Market      Book         Market
                                                     Value       Value       Value        Value
                                                    -------     -------     -------     -------
United States Government and agency obligations     $ 3,498     $ 3,491     $ 2,341     $ 2,326
Mortgage-backed securities ....................       7,334       7,310       7,486       7,373
State and municipal obligations ...............         382         382         565         564
Other bonds and notes .........................       3,532       3,523       4,271       4,263
                                                    -------     -------     -------     -------
   Total securities held to maturity ..........     $14,746     $14,706     $14,663     $14,526
                                                    =======     =======     =======     =======

Securities available for sale consist of the following:

                                                      June 30, 1997          December 31, 1996
                                                    -------------------     --------------------
                                                     Book        Market      Book         Market
                                                     Value       Value       Value        Value
                                                    -------     -------     -------     -------
United States Government and agency obligations     $5,200      $5,172       $5,700      $5,663
State and municipal obligations                        793         796          798         804
Other bonds and notes                                  750         748        1,494       1,501
Marketable equity securities                         1,112       1,136          112         114
                                                    ------      ------       ------      ------
   Total securities available for sale              $7,855      $7,852       $8,104      $8,082
                                                    ======     =======       ======      ======

                    Home Port Bancorp, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements

3.  Loans, Net (in thousands)

The composition of the balances of loans is as follows:

                                                      June 30,       December 31,
                                                        1997             1996
                                                     ---------        ---------
Mortgage loans:
     Residential
          Fixed ..............................       $  20,085        $  18,407
          Adjustable .........................          63,909           61,316
     Residential construction ................          23,239           21,100
     Commercial ..............................          33,384           33,891
     Commercial construction .................           6,339            5,960
                                                     ---------        ---------
            Total principal balances .........         146,956          140,674
Less:
     Due borrowers on uncompleted loans
          Residential ........................          (5,640)          (6,743)
           Commercial ........................          (3,144)          (3,342)
     Deferred loan origination fees ..........            (520)            (517)
                                                     ---------        ---------
          Total mortgage loans ...............         137,652          130,072
Other loans:
     Commercial business .....................          13,606            8,534
      Second mortgage ........................           1,812            1,987
      Home equity ............................           1,528            1,542
      Passbook and stock secured .............           1,034              960
      Consumer ...............................           1,612            1,695
                                                     ---------        ---------
           Total other loans .................          19,592           14,718
Less: Allowance for loan losses ..............          (2,555)          (2,365)
                                                     =========        =========
           Loans, net ........................       $ 154,689        $ 142,425
                                                     =========        =========

The Federal Home Loan Bank has a blanket lien covering residential mortgage loans as collateral for the Bank's borrowing from the FHLB.

Effective January 1, 1997 the Bank adopted Statement of Financial Accounting Standards ("SFAS") No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on an approach that focuses on control, whereby after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinquished. With adoption of this statement during the six months ended June 30, 1997, the Bank recognized $41 thousand in deferred gains related to the sale of participation interests in mortgage loans where the Bank retained servicing rights.

                    Home Port Bancorp, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements


A summary of the transactions in the allowance for loan losses is as follows:

                                                            Six Months Ended
                                                                June 30,
                                                         ----------------------
                                                           1997           1996
                                                         -------        -------

Balance at beginning of period ...................       $ 2,365        $ 2,249
       Provisions ................................            75
                                                         -------        -------
       Recoveries ................................           121            115
       Realized losses charged to allowance ......            (6)          (102)
                                                         -------        -------
Balance at end of period .........................       $ 2,555        $ 2,262
                                                         =======        =======

The allowance for loan losses is allocated as follows:

                                                            Six Months Ended
                                                                June 30,
                                                         ----------------------
                                                           1997           1996
                                                         -------        -------
Residential mortgage loans ...................           $  526           $  518
Commercial real estate loans .................            1,313            1,212
Commercial loans .............................              201              174
All other loans ..............................              230              223
Unallocated ..................................              285              135
                                                         ------           ------
     Total ...................................           $2,555           $2,262
                                                         ======           ======

Non-performing loans are summarized as follows:

                                               June 30,       December 31,
                                                 1997             1996
                                                 ----             ----
Loans accounted for on a non-accrual basis       $ -              $ 10
Accruing loans 90 days past due                   159              433
Impaired loans                                     -                 -

                    Home Port Bancorp, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements

4.  Deposits (in thousands)


A summary of deposit balances, by type, is as follows:

                                                        June 30,      December 31,
                                                          1997            1996
                                                        --------        --------

Demand (non-interest bearing) ..................        $ 11,322        $  9,955
Savings:
     NOW .......................................          27,086          31,223
     Regular and 90-day notice accounts ........          13,425          13,779
     Money market deposit accounts .............          23,176          22,672
     Advance payments from mortgagors ..........             214             131
                                                        --------        --------
         Total savings .........................          63,901          67,805
                                                        --------        --------
Time certificates of deposit ...................          55,914          57,322
                                                        --------        --------
         Total deposits ........................        $131,137        $135,082
                                                        ========        ========

5.  Commitments (in thousands)

In the normal course of business, there are outstanding commitments that are not reflected in the balance sheet. Firm commitments to originate mortgage and commercial loans were $8.6 million at June 30, 1997.

6.  Income Taxes

The effective rate for the three and six months ended June 30, 1997 is 39%, which is less than the statutory rate of 42% primarily due to a reduction in the valuation allowance and the status of N.B. Securities, Inc. as a Massachusetts security corporation.

                    Home Port Bancorp, Inc. and Subsidiaries
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                 Unaudited Interim Information for June 30, 1997

                           Consolidated Balance Sheet

Total assets of Home Port Bancorp, Inc. (the "Company") increased $8.8 million, or 4.6%, to $198.7 million at June 30, 1997 from $189.9 million at December 31, 1996. For the comparable six month period in 1996 total assets increased 7.9% to $180.5 million from $167.3 million. Major balance sheet categories are discussed in detail below.

Net loans outstanding (including loans held for sale) were $161.6 million at June 30, 1997, an increase of $10.3 million, or 6.8%, from the $151.3 million at December 31, 1996. During the comparable six month period in 1996, loans increased $15.0 million or 11.6%. Loan sales totaled $10.5 million during the first six months of 1997 as compared to $15.6 million in the 1996 period.

Total deposits decreased by $3.9 million, or 2.9%, to $131.1 million at June 30, 1997 from $135.1 million at December 31, 1996. For the comparable six month period in 1996 deposits increased 3.4% or $3.9 million. Average deposits, however, for the first six months of 1997 increased 13.1% over the prior year. This compares to a 9.3% increase in average deposits for the first six months of 1996.

Borrowed funds, consisting of Federal Home Loan Bank advances, totaled $44.9 million at June 30, 1997, an increase of $12.5 million from $32.3 million at December 31, 1996. These borrowings were utilized to fund loan growth during seasonal period of deposit outflows. Management anticipates that deposit growth during the third quarter will provide funds to enable these borrowings to be reduced. For the comparable six month period in 1996 borrowed funds increased by $8.6 million to $41.5 million.

Total stockholders' equity increased by $877 thousand to $21.0 million at June 30, 1997 from $20.1 million at December 31, 1996. This increase reflects net income of $1.6 million less cash dividends declared of $736 thousand and a $1 thousand unrealized loss on securities available for sale.


                              Results of Operations


For the quarter ended June 30, 1997, net income totaled $820 thousand, or $0.45 per share, compared to $757 thousand, or $0.41 per share, for the quarter ended June 30, 1996. For the six months ended June 30, 1997 net income totaled $1.6 million, or $0.87 per share, compared to $1.5 million, or $0.79 per share, for the comparable 1996 period.

The increase in net income for both the quarterly and year to date results is attributable to an increase in net interest and dividend income. Before the provision for loan losses, net interest income increased by $178 thousand, or 8.8%, in the second quarter of 1997 as compared to the same period in the prior year. For the six months ending June 30, 1997, net interest income increased by $442 thousand, or 11.3%, as compared to the prior year. The increase in net interest income was due to the growth in average loans and deposits. The interest rate spread and net interest margin were 4.08% and 4.71%, respectively, for the first six months of 1997 compared to 4.11% and 4.72% for the comparable period in 1996.

                    Home Port Bancorp, Inc. and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                 Unaudited Interim Information for June 30, 1997


Offsetting the increased net interest income were increases in the provision for loan losses and non-interest expense. Loan loss provisions of $37 thousand and $75 thousand, respectively, were recorded for the three and six month periods ended June 30, 1997. No provisions were made in the comparable 1996 periods. Non-interest expenses increased by $32 thousand, or 3.2%, compared to the second quarter of 1996 and increased $131 thousand, or 6.7%, compared to the six month period 1996. Both period increases in non-interest expense are due to increases in salaries and employee benefits. The Bank's efficiency ratio, which measures non-interest expenses in relation to income, has improved to 43.35% for the six months ended June 30, 1997 from 44.91% for the same period 1996.

Return on Equity

Return on equity has increased to an annualized rate of 15.68% for the six months ending June 30, 1997 from 15.61% for the same period in 1996. This improvement is due to higher earnings offset by a higher capital base.

Provision for Loan Losses

The allowance for loan losses at June 30, 1997 was $2.5 million or 1.56% of total loans compared to $2.4 million, or 1.54% of total loans, at December 31, 1996. During the three and six months ending June 30, 1997 the Bank recorded provisions for loan losses of $37 thousand and $75 thousand, respectively. These provisions reflect management's strategy, initiated in the third quarter of 1996, to provide additional reserves in relation to the growing loan portfolio. The Bank also had recoveries of $121 thousand and charge-offs of $6 thousand during the six month period ending June 30, 1997. The Bank believes its current level of loan loss reserves to be adequate. Any unforeseen future economic problems, however, could lead to the Bank experiencing additional delinquencies which may require additional provisions for loan losses.

Non-performing Loans and Other Real Estate Owned

The Bank's non-performing loans totaled $159 thousand at June 30, 1997, consisting of two accruing loans 90 days past due, both of which are first mortgage loans on residential real estate. Non-performing loans at December 31, 1996 totaled $443 thousand, including $433 thousand past due accruing loans and $10 thousand of non-accruing loans. None of these loans were to affiliated persons.. As of June 30, 1997, the Bank had no other real estate owned compared to $61 thousand at December 31, 1996.

At June 30, 1997 management has identified $1.1 million of loans that, while currently performing, may pose potential problems due to some doubts about the ability of the borrowers to comply with all of their present loan repayment terms. The resolution of these loans is not yet known. The Bank believes that its allowance for loan losses is adequate to absorb any losses that may result from these loans.

                    Home Port Bancorp, Inc. and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                 Unaudited Interim Information for June 30, 1997


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

At June 30, 1997 and December 31, 1996 the Company's and the Bank's capital ratios were in excess of regulatory requirements.

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

Item 2.           Changes in Securities.
                  Not applicable.

Item 3.           Defaults Upon Senior Securities.
                  Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders a. The annual meeting of shareholders was held on May 16, 1997.

                  b. Set forth below is a brief description of each matter voted upon at the meeting, including the number of votes cast for, against, or withheld, as well as the number abstentions and including a separate tabulation with respect to each nominee fort office:

                   (i) Election of directors:

                        William P. Hourihan, Jr.: 1,706,425 votes for, 2,121 votes withheld.

                        Karl  L.  Meyer:   1,706,486   votes  for,  2,060  votes
                        withheld.

                   (ii) Ratification of KPMG Peat Marwick LLP as independent auditors for fiscal year 1997: 1,697,039 votes for, 9,932 votes against, 1,575 abstentions

Item 5.           Other Information.
                  A cash dividend of $.20 per common share was declared on April
                  30,   1997.   The  dividend  was  paid  on  May  29,  1997  to
                  shareholders of record as of May 15, 1997.

                  Declaration of dividends by the Board of Directors depends on a number of factors, including capital requirements, regulatory limitations, the Company's operating results and financial condition and general economic conditions.

Item 6.           Exhibits and Reports on Form 8-K.

                   a. Exhibits -- None

                   b. Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1997.

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


                                                  Home Port Bancorp, Inc.
                                                  -----------------------
                                                      (Registrant)





Date:  August 8, 1997                 By: /s/ William P. Hourihan, Jr.
                                      --------------------------------
                                          William P. Hourihan, Vice President


Date:  August 8, 1997                 By: /s/ John M. Sweeney
                                      -----------------------
                                          John M. Sweeney, Treasurer
                                          (chief financial & accounting officer)