Form 10QSB
period 1997-09-30
HOME PORT BANCORP INC
filed 1997-11-13
CIK 832769

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


(Mark one)
[ X ] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997 or

[   ]  Transition  report  pursuant  to  Section  13  or  15  (d)  of  the
       Securities Exchange Act of 1934 for the transition period from to .

                         Commission file number 0-17099


                            HOME PORT BANCORP, INC.
--------------------------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


         Delaware                                           04-3016821
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification Number)

      104 Pleasant Street
     Nantucket, Massachusetts                                   02554
--------------------------------------------------------------------------------
(Address of principal executive office)                      (Zip Code)


                                 (508) 228-0580
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)


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

                              Yes [ X ]  No  [   ]

       The number of shares outstanding of each of the registrant's classes of common stock as of September 30, 1997:


           Common Stock $.01 par value                      1,841,890
--------------------------------------------------------------------------------
                (Title of Class)                       (Shares Outstanding)


Transitional Small Business Disclosure Format (check one)

                              Yes [   ]  No  [ X ]

                             Home Port Bancorp, Inc.


                                      INDEX


PART I - FINANCIAL INFORMATION


            Consolidated Balance Sheets at September 30, 1997 and December 31, 1996

            Consolidated Statements of Earnings for the three months and nine months ended September 30, 1997 and 1996.

            Consolidated   Statements of  Changes  in  Stockholders'  Equity  at
            September 30, 1997 and December 31, 1996.

            Consolidated Statements of Cash Flows for the nine months ended September 30, 1997 and 1996

            Notes to Consolidated Financial Statements

            Management's Discussion and Analysis of Financial Condition and Results of Operation

PART II - OTHER INFORMATION

            Signatures

                                             Home Port Bancorp, Inc.
                                     Consolidated Balance Sheets (Unaudited)

(In Thousands, Except Per Share Data)                                              September 30,   December 31,
                                                                                        1997          1996
                                                                                     ---------      ---------
Assets

Cash and due from banks ........................................................     $   4,938      $   5,073
Interest bearing deposits in banks .............................................            44             46
Federal funds sold and interest bearing deposits in banks ......................           270          4,700
                                                                                     ---------      ---------
Total cash and cash equivalents ................................................         5,252          9,819
Securities held to maturity (market value $14,522 and $14,526) (note 2) ........        14,561         14,663
Securities available for sale (amortized cost of $7,730 and $8,104) (note 2) ...         7,758          8,082
Loans, net of allowance for loan losses of $2,619 and $2,365 (note 3) ..........       156,363        142,425
Loans held for sale ............................................................        10,878          8,866
Other real estate owned ........................................................           --              61
Land, buildings and equipment, net .............................................         1,432          1,422
Accrued income receivable ......................................................         1,112          1,093
Net deferred tax asset .........................................................           346            347
Stock in FHLB-Boston, at cost ..................................................         2,442          2,321
Prepaid expenses and other assets ..............................................           870            832
                                                                                     ---------      ---------
       Total assets ............................................................     $ 201,014      $ 189,931
                                                                                     =========      =========

Liabilities and Stockholders' Equity
Liabilities:
  Deposits (Note 4) ............................................................     $ 142,887      $ 135,082
  Borrowed funds ...............................................................        34,871         32,335
  Accrued expenses .............................................................         1,420          1,346
  Other liabilities ............................................................           384          1,065
                                                                                     ---------      ---------
       Total liabilities .......................................................       179,562        169,828
                                                                                     ---------      ---------

Commitments and contingencies (notes 3 and 5)

Stockholders' equity
  Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued                 --             --
  Common stock, $.01 par value, 10,000,000 shares authorized, 2,325,494
     shares issued .............................................................            23             23
  Additional paid-in capital ...................................................        17,473         17,473
  Retained earnings ............................................................         8,336          7,017
  Unrealized gain (loss) on securities available for sale, net of taxes (note 2)            17            (13)
  Less: Treasury stock, at cost (483,604 shares) ...............................        (4,397)        (4,397)
                                                                                     ---------      ---------
       Total stockholders' equity ..............................................        21,452         20,103
                                                                                     ---------      ---------
       Total liabilities and stockholders' equity ..............................     $ 201,014      $ 189,931
                                                                                     =========      =========

See accompanying notes to unaudited consolidated financial statements.

                                             Home Port Bancorp, Inc.
                                 Consolidated Statements of Earnings (Unaudited)


(In Thousands, Except Share and Per Share Data)                   Three Month Ended          Nine Month Ended
                                                                     September 30,             September 30,
                                                               ----------------------     ----------------------
                                                                  1997          1996         1997          1996
                                                               --------      --------     --------      --------
Interest and dividend income:
   Interest on loans .....................................     $  3,641      $  3,311     $ 10,660      $  9,504
   Interest on securities ................................          312           337          968         1,016
   Dividends .............................................           42            40          119           117
   Federal funds sold and interest bearing deposits ......           20            29           36            47
                                                               --------      --------     --------      --------
      Total interest and dividend income .................        4,015         3,717       11,783        10,684
                                                               --------      --------     --------      --------
Interest expense:
   Interest on depositors' accounts ......................        1,164         1,105        3,356         3,081
   Interest on borrowed funds ............................          603           505        1,836         1,596
                                                               --------      --------     --------      --------
      Total interest expense .............................        1,767         1,610        5,192         4,677
                                                               --------      --------     --------      --------
Net interest and dividend income .........................        2,248         2,107        6,591         6,007
Provision for loan losses ................................           38            38          113            38
                                                               --------      --------     --------      --------
    Net interest and dividend income after
    provision for loan losses ............................        2,210         2,069        6,478         5,969
Non interest income:
   Deposit servicing fees ................................          115            87          313           259
   Loan servicing fees ...................................           64            62          195           216
   Other fees and income .................................           81            63          168           188
   Net gain (loss) from sale of mortgage loans ...........           12            --           53            (9)
   Net gain (loss) from securities .......................           --            --           (9)           --
                                                               --------      --------     --------      --------
      Total non interest income ..........................          272           212          720           654
                                                               --------      --------     --------      --------

                                             Home Port Bancorp, Inc.
                                 Consolidated Statements of Earnings (Unaudited)
                                                  (continued)


(In Thousands, Except Share and Per Share Data)                   Three Month Ended          Nine Month Ended
                                                                     September 30,             September 30,
                                                               ----------------------     ----------------------
                                                                  1997          1996         1997          1996
                                                               --------      --------     --------      --------
Non interest expense:
   Salaries and employee benefits ........................          667           575        1,897         1,668
   Building and equipment expenses .......................          130           129          369           362
   Deposit insurance fees ................................           11             5           32            12
   Professional fees .....................................           50            58          169           226
   Other .................................................          271           256          742           705
                                                               --------      --------     --------      --------
      Total non interest expense .........................        1,129         1,023        3,209         2,973
                                                               --------      --------     --------      --------
Income before income taxes ...............................        1,353         1,258        3,989         3,650
Provision for income taxes (note 6) ......................          531           489        1,565         1,418
                                                               ========      ========     ========      ========
Net Income ...............................................     $    822      $    769     $  2,424      $  2,232
                                                               ========      ========     ========      ========

Earnings per common share ................................     $   0.45      $   0.42     $   1.32      $   1.21
                                                               ========      ========     ========      ========

Weighted number of common shares outstanding .............        1,842         1,842        1,842         1,842
                                                               ========      ========     ========      ========

 See accompanying notes to unaudited consolidated financial statements

                                                       Home Port Bancorp, Inc.
                               Consolidated Statements of Changes in Stockholders' Equity (Unaudited)


(In Thousands)                                                                                            Net
                                                                                                      Unrealized
                                                                                                         Gain
                                                                                                      (Loss) on
                                                           Additional                                 Securities        Total
                                              Common        Paid-in      Retained       Treasury       Available    Stockholders'
                                               Stock        Capital      Earnings         Stock        For Sale         Equity
                                               -----        -------      --------         -----        --------         ------

Balance at December 31, 1995 ..........      $     23      $ 17,473      $  5,271       $ (4,397)      $      9       $ 18,379

Change in unrealized loss on securities
     available for sale ...............          --            --            --             --              (22)           (22)
Cash dividends paid at $.70 per share .          --            --          (1,289)          --             --           (1,289)
Net income ............................          --            --           3,035           --             --            3,035
                                             --------      --------      --------       --------       --------       --------
Balance at December 31, 1996 ..........            23        17,473         7,017         (4,397)           (13)        20,103

Change in unrealized loss on securities
   available for sale .................          --            --            --             --               30             30
Cash dividends paid at $.60 per share .          --            --          (1,105)          --             --           (1,105)
Net income ............................          --            --           2,424           --             --            2,424
                                             --------      --------      --------       --------       --------       --------
Balance at September 30, 1997 .........      $     23      $ 17,473      $  8,336       $ (4,397)      $     17       $ 21,452
                                             ========      ========      ========       ========       ========       ========

See accompanying notes to unaudited consolidated financial statements

                                        Home Port Bancorp, Inc.
                           Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)                                                               Nine Months Ended
                                                                                September 30,
                                                                      -------------------------------
                                                                         1997                   1996
                                                                      --------               --------
Net cash flows from operating activities:
    Net income .................................................      $  2,424               $  2,232
    Adjustments to reconcile net income to net cash (used)
            provided by operating activities:
        Net (increase) decrease in accrued income receivable ...           (19)                    20
        Net decrease in accrued expenses .......................            74                     91
        Net amortization of securities premiums ................            62                     73
        Net (increase) decrease in loans held for sale .........        (1,963)                 4,525
        Amortization of deferred loan origination fees .........          (172)                  (196)
        Amortization of deferred premiums on loans sold ........             4                   --
        Depreciation of building and equipment .................           180                    159
        Net increase in prepaid expenses and other assets ......           (38)                   (65)
        Net decrease in other liabilities ......................          (681)                  (437)
        Net increase in deferred income taxes ..................           (19)                   (11)
        Net loss on securities and other assets ................             9                   --
        Net (gain) loss on sale of mortgage loans ..............           (53)                     9
        Provision for loan losses ..............................           113                     38
                                                                      --------               --------
Net cash (used) provided by operating activities ...............           (79)                 6,438
                                                                      --------               --------

Cash flows from investing activities
    Purchases of securities held to maturity....................        (4,998)                  --
    Purchases of securities available for sale .................        (2,984)                (2,496)
    Proceeds from sales of securities available for sale .......         1,239                   --
    Proceeds from maturities/calls of securities ...............         6,242                  4,430
    Principal payments on mortgage-backed securities ...........           907                    961
    Net increase in loans ......................................       (13,879)               (23,160)
    Purchases of land, buildings and equipment .................          (190)                  (367)
    Proceeds from the sales of other real estate owned .........            61                   --
    Purchase of Federal Home Loan Bank stock ...................          (121)                  --
                                                                      --------               --------
Net cash used in investing activities ..........................       (13,723)               (20,632)
                                                                      --------               --------

                                        Home Port Bancorp, Inc.
                           Consolidated Statements of Cash Flows (Unaudited)
                                            (continued)

(In Thousands)                                                               Nine Months Ended
                                                                                September 30,
                                                                      -------------------------------
                                                                         1997                   1996
                                                                      --------               --------
Cash flows from financing activities:
    Net increase in deposits ...................................         7,805                 23,665
    Federal Home Bank advances .................................        16,500                 11,000
    Federal Home Loan Bank repayments ..........................       (12,605)               (13,199)
    Net decrease in short term borrowings ......................        (1,359)                  (999)
    Cash dividends paid ........................................        (1,106)                  (922)
                                                                      --------               --------
Net cash provided by financing activities ......................         9,235                 19,545
                                                                      --------               --------

Net (decrease) increase in cash and cash equivalents ...........        (4,567)                 5,351
Cash and cash equivalents at beginning of period ...............         9,819                  6,636
                                                                      --------               --------
Cash and cash equivalents at end of period .....................      $  5,252               $ 11,987
                                                                      ========               ========

Supplemental  disclosures of cash flow information:
 Cash paid during the period for:
        Interest ...............................................      $  5,170               $  4,695
        Income taxes ...........................................      $  1,610               $  1,353
    Dividends declared .........................................         1,106               $    922
    Non-cash gains on sales of loans ...........................            47                   --

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

The financial statements for the periods ended September 30, 1997 and 1996 are unaudited, but include normal recurring adjustments which management considers necessary for a fair presentation of results. Interim results are not necessarily indicative of the results to be expected for the entire year. It is recommended that these statements be read in conjunction with the audited financial statements for the year end December 31, 1996.

2.  Securities (in thousands)

Securities held to maturity consist of the following:

                                                            September 30, 1997       December 31, 1996
                                                           --------------------    -------------------
                                                             Book        Market      Book       Market
                                                             Value       Value       Value      Value
                                                           -------     -------     -------     -------
United States Government and agency obligations ......     $ 4,499     $ 4,503     $ 2,341     $ 2,326
Mortgage-backed securities ...........................       6,978       6,925       7,486       7,373
State and municipal obligations ......................         281         281         565         564
Other bonds and notes ................................       2,803       2,813       4,271       4,263
                                                           -------     -------     -------     -------
   Total securities held to maturity .................     $14,561     $14,522     $14,663     $14,526
                                                           =======     =======     =======     =======

Securities available for sale consist of the following:

                                                            September 30, 1997       December 31, 1996
                                                           --------------------    -------------------
                                                             Book        Market      Book       Market
                                                             Value       Value       Value      Value
                                                           -------     -------     -------     -------
United States Government and agency obligations            $5,200       $5,195     $5,700      $5,663
Mortgage-backed securities                                    976          976         --          --

State and municipal obligations                               292          293        798         804
Other bonds and notes                                         250          249      1,494       1,501
Marketable equity securities                                1,012        1,045        112         114
                                                           -------     -------     -------     -------
   Total securities available for sale                     $7,730       $7,758     $8,104      $8,082
                                                           ======       ======     ======      ======

Mortgage backed securities available for sale consist of CMO/REMIC bonds.

                    Home Port Bancorp, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements

3.  Loans, Net (in thousands)

The composition of the balances of loans is as follows:

                                                   September 30,          December 31,
                                                       1997                   1996
                                                    ---------             ---------
Mortgage loans:
     Residential
          Fixed ..................................  $  21,766             $  18,407
          Adjustable .............................     65,872                61,316
     Residential construction ....................     23,518                21,100
     Commercial ..................................     35,508                33,891
     Commercial construction .....................      4,129                 5,960
                                                    ---------             ---------
            Total principal balances .............    150,793               140,674
Less:
     Due borrowers on uncompleted loans
          Residential ............................     (5,511)               (6,743)
           Commercial ............................     (1,925)               (3,342)
     Deferred loan origination fees ..............       (495)                 (517)
                                                    ---------             ---------
          Total mortgage loans ...................    142,862               130,072
Other loans:
     Commercial business .........................      9,904                 8,534
      Second mortgage ............................      1,740                 1,987
      Home equity ................................      1,917                 1,542
      Passbook and stock secured .................        999                   960
      Consumer ...................................      1,560                 1,695
                                                    ---------             ---------
           Total other loans .....................     16,120                14,718
Less: Allowance for loan losses ..................     (2,619)               (2,365)
                                                    =========             =========
           Loans, net ............................  $ 156,363             $ 142,425
                                                    =========             =========

The Federal Home Loan Bank has a blanket lien covering residential and commercial mortgage loans as collateral for the Bank's borrowing from the FHLB.

Effective January 1, 1997 the Bank adopted Statement of Financial Accounting Standards ("SFAS") No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on an approach that focuses on control, whereby after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinquished. With adoption of this statement during the nine months ended September 30, 1997, the Bank recognized $53 thousand in deferred gains related to the sale of participation interests in mortgage loans where the Bank retained servicing rights.

                    Home Port Bancorp, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements

A summary of the transactions in the allowance for loan losses is as follows:

                                                                 Nine Months Ended
                                                                    September 30,
                                                            ---------------------------
                                                               1997               1996
                                                            ---------------------------
Balance at beginning of period .........................    $ 2,365             $ 2,249
       Provisions ......................................        113                  38
       Recoveries ......................................        163                 126
       Realized losses charged to allowance ............        (22)               (102)
                                                            -------             -------
Balance at end of period ...............................    $ 2,619             $ 2,311
                                                            =======             =======

The allowance for loan losses is allocated as follows:

                                                                   Nine Months Ended
                                                                      September 30,
                                                            ---------------------------
                                                              1997                1996
                                                            ---------------------------
Residential mortgage loans .............................    $  527              $  519
Commercial mortgage loans ..............................     1,317               1,215
Commercial loans .......................................       225                 180
All other loans ........................................       227                 224
Unallocated ............................................       323                 173
                                                            ------              ------
     Total .............................................    $2,619              $2,311
                                                            ======              ======


Non-performing loans are summarized as follows:

                                                            September 30,    December 31,
                                                                1997            1996
                                                            -------------    ------------
Loans accounted for on a non-accrual basis                     $  --            $ 10
Accruing loans 90 days past due                                  252             433
Restructured loans                                                --              --

                    Home Port Bancorp, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements

4.  Deposits (in thousands)
A summary of deposit balances, by type, is as follows:

                                                      September 30,     December 31,
                                                           1997             1996
                                                        --------        --------
Demand (non-interest bearing) ..................        $ 14,863        $  9,955
Savings:
     NOW .......................................          29,218          31,223
     Regular and 90-day notice accounts ........          15,109          13,779
     Money market deposit accounts .............          26,432          22,672
     Advance payments from mortgagors ..........             230             131
                                                        --------        --------
         Total savings .........................          70,989          67,805
                                                        --------        --------
Time certificates of deposit ...................          57,035          57,322
                                                        --------        --------
         Total deposits ........................        $142,887        $135,082
                                                        ========        ========


5.  Commitments

In the normal course of business, there are outstanding commitments that are not reflected in the balance sheet. Firm commitments to originate mortgage and commercial loans were $12.3 million at September 30, 1997.

6.  Income Taxes

The effective rate for the three and nine months ended September 30, 1997 is 39%, which is less than the statutory rate of 42% primarily due to the status of N.B. Securities, Inc. as a Massachusetts security corporation and a reduction in the valuation allowance.

                    Home Port Bancorp, Inc. and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
              Unaudited Interim Information for September 30, 1997

                           Consolidated Balance Sheets

Total assets of Home Port Bancorp, Inc. (the "Company") increased $11.1 million, or 5.8%, to $201 million at September 30, 1997 from $189.9 million at December 31, 1996. For the comparable nine month period in 1996 total assets increased 12.7% to $188.6 million from $167.3 million. Major balance sheet categories are discussed in detail below.

Net loans outstanding (including loans held for sale) were $167.2 million at September 30, 1997, an increase of $15.9 million, or 10.5%, from the $151.3 million at December 31, 1996. For the comparable period in 1996, net loans increased by $18.8 million or 14.6%. Loan sales totaled $11.8 million during the first nine months of 1997 as compared to $18.8 million in the 1996 period. The dollar volume of loan originations for the first nine months of 1997 was slightly (5%) lower than the comparable 1996 period. The real estate market in Nantucket has been very strong in 1997, driven by sales of higher priced properties. The total dollar volume of real estate sales has increased 25% in the first 9 months of 1997 as compared to the similar 1996 period; while the number of sales has declined by 8%. The average sales price has increased to $454 thousand in 1997 from $366 thousand in 1996.

Total deposits increased by $7.8 million, or 5.8%, to $142.9 million at September 30, 1997 from $135.1 million at December 31, 1996. The Bank usually experiences a seasonal increase in deposits during the summer months. For the comparable nine month period in 1996 deposits increased 20.7% or $23.6 million. For the first nine months of 1997 average deposits increased 7.2% over the prior year compared to a 9.6% increase in average deposits for the first nine months of 1996.

During the first nine months of 1997 borrowed funds, which consist of Federal Home Loan Bank advances, increased by $2.6 million to $34.9 million from $32.3 million at December 31, 1996. Seasonal growth in deposits during the third quarter provided the funds to pay down borrowings by $10 million or 22.3% from their levels at June 30, 1997. During the first six months of 1997 borrowings were utilized to fund loan growth. For the comparable nine month period in 1996 borrowed funds decreased by $3.2 million to $29.6 million.

Total stockholders' equity increased by $1.3 million to $21.5 million at September 30, 1997 from $20.1 million at December 31, 1996. This increase is a result of net income of $2.4 million less cash dividends declared of $1.1 million and a $17 thousand unrealized gain on securities available for sale, net of taxes.

                    Home Port Bancorp, Inc. and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
              Unaudited Interim Information for September 30, 1997

                              Results of Operations

For the quarter ended September 30, 1997, net income totaled $822 thousand, or $0.45 per share, compared to $769 thousand, or $0.42 per share, for the quarter ended September 30, 1996. For the nine months ended September 30, 1997 net income totaled $2.4 million, or $1.32 per share, compared to $2.2 million, or $1.21 per share, for the comparable 1996 period.

The increase in net income for both the quarterly and year to date results is attributable to an increase in net interest and dividend income. Net interest income increased by $584 thousand, or 9.7% for the nine months ending September 30, 1997, as compared the same period in the prior year. In the third quarter of 1997 net interest income increased by $141 thousand, or 6.7%, over the prior year period. These increases are attributable to increases in average loans and deposits offset by a small decrease in the net interest margin. The interest rate spread and net interest margin were 4.06% and 4.71%, respectively, for the first nine months of 1997 compared to 4.12% and 4.74% for the comparable period in 1996.

For the nine months ending September 30, 1997, non-interest expenses increased by $236 thousand, or 7.9%, compared to the prior year. For the third quarter of 1997 non-interest expenses increased by $106 thousand, or 10.4%, over the prior year period. These increases were primarily due to increases in personnel costs, resulting from wage increases, increases in staff and staff training to service the business growth. Overall, the ratio of non-interest expenses to average assets decreased to 2.22% in 1997 from 2.28% in 1996. The Bank's efficiency ratio, which measures non-interest expenses in relation to income, improved to 43.84% for the nine months ended September 30, 1997 from 44.64% for the same period 1996.

Return on Equity

Return on equity was 15.64% for the nine months ending September 30, 1997 compared to 15.69% for the same period in 1996. The ratio is essentially unchanged because the increase in earnings was proportional to the increase in equity base.

Provision for Loan Losses


The allowance for loan losses at September 30, 1997 was $2.6 million or 1.54% of total loans compared to $2.4 million, or 1.54% of total loans, at December 31, 1996. During the three and nine months ending September 30, 1997 the Bank recorded provisions for loan losses of $38 thousand and $113 thousand, respectively. These provisions reflect management's strategy, initiated in the third quarter of 1996, to provide additional reserves in relation to the growing loan portfolio. The Bank also recorded recoveries of $163 thousand and charge-offs of $22 thousand for the nine month period ending September 30, 1997. The Bank believes its current level of loan loss reserves to be adequate. Any unforeseen future economic problems, however, could lead to the Bank experiencing additional delinquencies which may require additional provisions for loan losses.

                    Home Port Bancorp, Inc. and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
              Unaudited Interim Information for September 30, 1997

Non-performing Loans and Other Real Estate Owned

At September 30, 1997, non-performing loans totaled $252 thousand, consisting entirely of accruing loans 90 days past due. Non-performing loans at December 31, 1996 totaled $443 thousand, including $433 thousand past due accruing loans and $10 thousand of non-accruing loans. None of these loans were to affiliated persons. Substantially all of the non-performing loans consist of first mortgage loans on residential real estate. As of September 30, 1997, the Bank had no other real estate owned compared to $61 thousand at December 31, 1996.

At September 30, 1997 management has identified $639 thousand of loans that, while currently performing, may pose potential problems due to some doubts about the ability of the borrowers to comply with all of their present loan repayment terms. The resolution of these loans is not yet known. The Bank believes that its allowance for loan losses is adequate to absorb any losses that may result from these loans.

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

At September 30, 1997 and December 31, 1996 the Company's and the Bank's capital ratios were in excess of regulatory requirements.

Recent Accounting Developments

In February,  1997,  the  Financial  Accounting  Standards  Board (FASB)  issued
Statement of Financial Accounting Standards (SFAS) No. 129, "Disclosure of Information about Capital Structure", which will be effective for year end 1997 financial statements. The Company's disclosures currently comply with the provisions of this statement.

In June 1997, the FASB issued SAFS #130, "Reporting Comprehensive Income." SFAS #130 establishes standards for reporting and displaying comprehensive income, which is defined as all changes to equity except investments and distributions to shareholders. Net income is a component of comprehensive income, with all other components referred to in the aggregate as other comprehensive income. This statment is effective for 1998 financial statements.

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

Item 2.           Changes in Securities.
                  Not applicable.

Item 3.           Defaults Upon Senior Securities.
                  Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders.
                  Not applicable

Item 5.           Other Information.
                  A cash dividend of $.20 per common share was declared on July 29, 1997. The dividend was paid on August 28, 1997 to shareholders of record as of August 14, 1997.

                  Declaration of dividends by the Board of Directors depends on a number of factors, including capital requirements, regulatory limitations, the Company's operating results and financial condition and general economic conditions.

Item 6.           Exhibits and Reports on Form 8-K.

                  a.  Exhibits -- None

                  b. Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1997.

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


                                         Home Port Bancorp, Inc.
                                         -----------------------
                                               (Registrant)





Date:  November 7, 1997               By: /s/ William P. Hourihan, Jr.
                                          ----------------------------
                                          William P. Hourihan, Vice President


Date:  November 7, 1997               By: /s/ John M. Sweeney
                                          -------------------
                                          John M. Sweeney, Treasurer
                                          (chief financial & accounting officer)