Form 10KSB
period 1997-12-31
HOME PORT BANCORP INC
filed 1998-03-31
CIK 832769

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB
   (Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997.

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

     Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes [X]   No  [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB[X]

     State the issuer's revenues for the most recent fiscal year:  $16,958,000.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sales price of the registrant's common stock as quoted on the National Association of Securities Dealers, Inc. Automated Quotation National Market System on March 6, 1998 which was $ 26.00 per share, is $39,033,566.

     As of March 6, 1998, there were outstanding 1,841,890 shares of the registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended December 31, 1997. (Parts I and II)
2. Portions of the Proxy Statement for the 1998 Annual Meeting of Stockholders. (Part III)
3. Certain Exhibits to the registrant's Form S-1 Registration Statement (No. 33-21794) are incorporated by reference in response to Part III, Item 13.
Transitional Small Business Disclosure Format (check one)    Yes  [X]   No  [ ]

     Preliminary Note in Regard to Forward-looking Statements. This annual report on Form 10-KSB contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the registrant's actual results to differ materially from those contemplated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Results." These and other risks are also detailed from time to time in the registrants filings with the Securities and Exchange Commission.

     Certain Factors That May Affect Future Results. The following important factors, among others, could cause actual results to differ materially from those contemplated by forward-looking statements made in this annual report on Form 10-KSB or presented elsewhere by management from time to time. Defined terms used elsewhere in this annual report have the same meanings herein as therein. A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, the Bank's continued ability to originate quality loans, fluctuation of interest rates, real estate market conditions in the Bank's lending area, general and local economic conditions, the Bank's continued ability to attract and retain deposits, new accounting pronouncements, and changing regulatory requirements.

                                     Part I

     Item 1.  Description of Business

     Background

     The Company. Home Port Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Delaware on November 12, 1987 for the purpose of becoming a holding company. On August 30, 1988, the Company acquired all of the common stock of Nantucket Bank (the "Bank" or "Nantucket Bank") following the Bank's conversion from a Massachusetts chartered mutual savings bank to a Massachusetts chartered stock savings bank. The Company is currently a one bank holding company registered under the Federal Bank Holding Company Act. As of December 31, 1997, the assets of the Company on an unconsolidated basis consisted of the capital stock of the Bank and interest bearing deposits in banks. The Company is subject to the regulations of, and periodic examinations by, the Federal Reserve Bank, the Commissioner of Banks of the Commonwealth of Massachusetts (the "Commissioner") and the Federal Deposit Insurance Corporation ("FDIC").

     The Bank. The Bank is a Massachusetts chartered savings bank, organized in 1834. The Bank conducts its business through two full-service offices and one automated teller facility, all of which are located on the island of Nantucket, Massachusetts. The Bank's deposits are insured by the Bank Insurance Fund of the FDIC up to $100,000 per account and the Depositors Insurance Fund, a private deposit insuring company, for deposits in excess of $100,000. The Bank is subject to competition from other financial institutions. The Bank is subject to the regulations of, and periodic examinations by, the FDIC and the Massachusetts Division of Banks.

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

     In 1997 and 1996 the Bank has emphasized planned growth in its core lending and deposit businesses, taking advantage of a very good local and regional economic environment and a strong real estate market on Nantucket. Average loans and deposits grew by 13.7% and 9.4%, respectively, in 1997 compared to 14.2% and 11.0% in 1996.

     The growth in the Bank's loan portfolio during this period has been primarily in adjustable rate residential mortgages, with lesser increases in commercial mortgages and commercial business loans. The Bank intends to continue to emphasize planned growth in its lending businesses. The Bank's earnings are largely dependent on its net interest income, which is the difference between the yield on its interest-earning assets and the cost of its interest-bearing liabilities. The Bank seeks to reduce its exposure to changes in interest rates, or market risk, through active monitoring and management of its interest rate exposure. For additional information, refer to the "Asset/Liability Management and Market Risk" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Massachusetts and Nantucket Real Estate Markets. Both the Massachusetts and Nantucket real estate markets have improved over the past several years, after experiencing a severe downturn during the early 1990's. Of particular note is the increase in the median price of real estate in Nantucket. During 1997, median price of Nantucket residential real estate sales, for transfers under $1 million, was $280,000, an increase of 23.9% from the $226,000 median price in 1996. Since 1993 the median price of real estate sold has increased by 60%. In 1997 there were 56 recorded sales of properties exceeding $1 million, compared to 41 in 1996. These increases helped to drive a 24% increase in the total dollar volume of all Nantucket real estate sales in 1997 compared to 1996, despite a 5% decrease in the total number of properties sold.

     For Massachusetts as a whole, in 1997 the number of real estate sales increased approximately 6% and the dollar volume increased approximately 12% compared to 1996.

     The Bank's real estate loan originations totaled $81.7 million, $85.1 million and $59.2 million, respectively, in 1997, 1996 and 1995. During these three years Nantucket Bank has been the leader in residential real estate mortgages recorded at the Registry of Deeds in Nantucket.

     Deterioration in the local or national economies could have a negative impact on the Nantucket real estate market. A downturn in the Nantucket real estate market could result in an increase in loan delinquencies for the Bank, which could have a negative effect on the Company's results of operations due to the possibility of additional loan loss provisions and reduced interest income.

                     Home Port Bancorp, Inc. and Subsidiary
                       Average Consolidated Balance Sheets

(dollars in thousands,  except per share data)  Calculations  are based on daily average balances.
                                                                                     December 31,
                                                                      ---------------------------------------
                                                                        1997             1996           1995
                                                                      ---------      ----------     ---------
Assets
Cash and due from banks                                               $   5,329      $   5,047      $   4,708
Federal funds sold and interest bearing deposits in banks                 1,176          1,336          1,939
                                                                      ---------      ---------      ---------
   Total cash and cash equivalents                                        6,505          6,383          6,647
Securities                                                               22,821         23,724         28,907
FHLB Stock                                                                2,396          2,321          2,200
Loans
   Residential real estate loans                                        109,592         94,932         83,800
   Commercial real estate and business loans                             47,950         42,562         36,703
   Consumer loans                                                         6,026          6,304          5,429
                                                                      ---------      ---------      ---------
        Total loans                                                     163,568        143.798        125,932
Less: Allowance for loan losses                                          (2,525)        (2,310)        (2,203)
                                                                      ---------      ---------      ---------
        Net loans                                                       161,043        141,488        123,729
Other assets                                                              3,383          2,551          3,564
                                                                      =========      =========      =========
           Total assets                                               $ 196,148      $ 176,467      $ 165,047
                                                                      =========      =========      =========

Liabilities and Stockholders' Equity
Deposits
   Regular savings and 90 day notice                                  $  14,245      $  13,691      $  14,661
   NOW accounts                                                          27,907         25,200         22,225
   Money market deposit accounts                                         24,575         20,890         17,648
                                                                      ---------      ---------      ---------
        Total savings accounts                                           66,727         59,781         54,534
Demand                                                                   11,005          8,972          6,034
Time                                                                     56,564         52,942         47,007
                                                                      ---------      ---------      ---------
         Total deposits                                                 134,296        121,695        107,575
   Borrowed funds                                                        38,969         33,877         35,853
   Other liabilities                                                      1,977          1,733          2,406
                                                                      ---------      ---------      ---------
           Total liabilities                                            175,242        157,305        145,834
                                                                      ---------      ---------      ---------

                     Home Port Bancorp, Inc. and Subsidiary
                       Average Consolidated Balance Sheets
                                  (continued)

(dollars in thousands,  except per share data)  Calculations  are based on daily average balances.
                                                                                     December 31,
                                                                      ---------------------------------------
                                                                        1997             1996           1995
                                                                      ---------      ----------     ---------
Stockholders' equity
   Preferred stock $.01 par value 2,000,000 shares
      authorized, none issued                                              --             --             --
   Common stock $.01 par value 10,000,000 shares
      authorized; 2,325,494 shares issued                                    23             23             23
   Additional paid-in capital                                            17,473         17,473         17,473
   Retained earnings                                                      7,821          6,090          6,115
   Unrealized loss on securities available for sale, net of taxes           (14)           (27)            (1)
   Less: Treasury stock, at cost (483,604 shares)                        (4,397)        (4,397)        (4,397)
                                                                      ---------      ---------      ---------
           Total stockholders' equity                                    20,906         19,162         19,213
                                                                      ---------      ---------      ---------
           Total liabilities and stockholders' equity                 $ 196,148      $ 176,467      $ 165,047
                                                                      =========      =========      =========

     Lending Activities

     General. The Company's banking activities are conducted solely in Nantucket through its subsidiary, Nantucket Bank. The Bank grants single family and multi-family residential loans, commercial loans and a variety of consumer loans. In addition, the Bank grants loans for construction of residential homes, multi-family properties, commercial real estate properties and for land development. Most loans granted by the Bank are collateralized by real estate. The following paragraphs contain an analysis of the significant loan categories.

     Loan portfolio. The following tables set forth information concerning the loan portfolio, (including loans held for sale), non-performing loans and the allowance for possible loan losses.

     The loan portfolio consists of the following:

                                                                           December 31,
                              --------------------------------------------------------------------------------------------
(dollars in thousands)                   1997               1996              1995              1994              1993
                              --------------------------------------------------------------------------------------------

                                  Amount      %      Amount     %      Amount      %      Amount      %      Amount     %
                                ------------------------------------------------------------------------------------------
Mortgage loans:
   Residential                  $105,506     60%    $88,589    59%    $76,127     59%    $70,057     59%    $49,532    56%
   Residential construction       21,827     12%     21,100    14%     17,649     14%     24,957     21%      9,601    11%
   Commercial                     36,188     21%     33,891    22%     28,660     22%     27,404     23%     24,956    28%
   Commercial construction         4,535      3%      5,960     4%      2,456      4%        910      1%       -        -
                                ------------------------------------------------------------------------------------------
      Total principal baLances   168,056     96%    149,540    99%    124,892     99%    123,328    104%     84,089    95%

Less due borrowers on
       incomplete loans:
   Residential                   (4,719)    (3%)    (6,743)   (5%)    (5,576)    (5%)   (13,463)   (11%)    (2,215)   (3%)
   Commercial                    (1,845)    (1%)    (3,342)   (2%)    (1,213)    (3%)        (1)      -         (0)     -
Less deferred loan
      origination fees             (474)      -       (517)     -       (427)     -        (443)      -       (461)    -
                                ------------------------------------------------------------------------------------------
      Total mortgage loans       161,018     92%    138,938    92%    117,676     91%    109,421     93%     81,413    92%

Other loans
   Consumer                        1,564      1%      1,695     1%      1,204      1%        600      1%        708     1%
   Second mortgage                 1,712      1%      1,987     1%      2,145      2%      2,027      1%      1,983     2%
   Home equity                     1,975      1%      1,542     1%      1,834      1%      1,399      1%      1,243     1%
   Commercial                     10,425      6%      8,534     6%      7,195      6%      6,048      5%      3,996     5%
   Passbook & stock secured          817      -         960     1%      1,342      1%        884      1%        876     1%
                                ------------------------------------------------------------------------------------------
      Total other loans           16,493      9%     14,718    10%     13,720     11%     10,958      9%      8,806    10%
Less allowance for loan loss      (2,609)    (1%)    (2,365)   (2%)    (2,249)    (2%)    (2,154)    (2%)    (2,093)   (2%)
                                ------------------------------------------------------------------------------------------
Loans, net                      $174,902    100%   $151,291   100%   $129,147    100%   $118,225    100%    $88,126   100%
                                ==========================================================================================

     Non-performing loans are summarized as follows:

                                                                                   December 31,
                                                         ------------------------------------------------------------
                                                            1997         1996         1995         1994         1993
                                                         ------------------------------------------------------------
Loans accounted for on a non-accrual basis                $    -        $  10       $    -       $  357       $    -
Accruing loans 90 days or more past due                       10          433            -           76          247
Restructured loans                                             -            -            -           96           96

     Transactions in the allowance for loan losses are summarized as follows:

                                                                            Years Ended December 31,
                                                         --------------------------------------------------------------
                                                             1997        1996        1995        1994         1993
                                                         --------------------------------------------------------------
Balance at beginning of year                                   $2,365      $2,249      $2,154      $2,093       $2,236
       Provision for loan losses                                  150          75           -           -            -
       Recoveries on loans previously charged off                 204         179         115         102          274
       Realized losses charged to allowance                     (110)       (138)        (20)        (41)        (417)
                                                         ==============================================================
Balance at end of year                                         $2,609      $2,365      $2,249      $2,154       $2,093
                                                         ==============================================================

 End of year balance allocated as follows:
       Residential mortgage loans                             $   544     $   524     $   532     $   456      $   450
       Commercial mortgage loans                                1,320       1,222       1,145       1,114        1,088
       Commercial loans                                           160         184         156         254          247
       All other loans                                            225         225         281         330          308
       Unallocated                                                360         210         135           -            -
                                                         ==============================================================
            Total                                              $2,609      $2,365      $2,249      $2,154       $2,093
                                                         ==============================================================

Realized losses charged to the allowance are as follows
       Residential mortgage loans                               $   -         $19       $   -       $   -          $22
       Commercial mortgage loans                                    -           -           7           5          112
       Commercial loans                                            91          31           -          25          187
       All other loans                                             19          88          13          11           96
                                                         ==============================================================
            Total                                                $110        $138         $20         $41         $417
                                                         ==============================================================

The following table shows, as of December 31, 1997, information concerning the Bank's construction loans, commercial mortgage, commercial business, and construction loans. All of the loans included in the "after one year but within five year" and "over five year" categories have adjustable rates of interest except for $1.6 million of commercial mortgages. Construction loans are presented net of unadvanced funds.

                                    Period to Maturity or Repricing from December 31, 1997
                                  ---------------------------------------------------------
(in thousands)                                    After One
                                  One year or     But Within      Over Five
                                     Less         Five Years        Years            Total
                                  -----------     ----------       --------         -------
Residential construction           $17,108         $     -          $   -           $17,108

Commercial mortgage                 20,602          14,869            717            36,188
Commercial construction              2,690               -                            2,690
                                                                        -
Commercial business                 10,425               -                           10,425
                                                                        -
                                   ========        =======           ====           =======
                                   $50,825         $14,869           $717           $66,411
                                   ========        =======           ====           =======

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

      Residential mortgages, including residential construction loans and loans held for sale, increased by $19.7 million, or 19.2%, to $122.6 million at December 31, 1997 from $102.9 million at December 31, 1996. This represents the majority (82%) of the increase in total loans in 1997 and reflects the residential character of our market area. Most of the residential loan portfolio continues to be in variable rate loans, although customers have been choosing variable-rate products with initial fixed rate periods of 3 and 5 years.

     Residential mortgage loans made by the Bank have traditionally been long-term loans made for periods of up to 30 years at either fixed or adjustable rates of interest. It has generally been the Bank's policy, since 1987, to sell virtually all of its longer term (greater than 10 years) fixed rate loans and a portion of its adjustable rate loans. The Bank's Asset/Liability
Committee("ALCO"), which is comprised of the Bank's senior management and certain other officers, reviews this policy from time to time as part of the Bank's overall asset/liability management program. The Bank currently sells loans to the Federal Home Loan Mortgage Company ("FHLMC") and other financial institutions, while retaining the servicing rights. At December 31, 1997 the Bank was servicing $65.1 million of loans for others compared to $70.7 million at year end 1996.

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

     Most long-term fixed rate loans are originated using underwriting standards and standard documentation allowing their sale to FHLMC. The Bank also has a program, begun in 1993, offering jumbo fixed rate mortgages. The underwriting standards for jumbo loans are similar to those used for non-jumbo mortgages. The Bank sells a portion of its jumbo mortgages.

     The Bank originates adjustable rate residential mortgage loans that have various rate adjustment features, including, in some cases limitations on the amount of the adjustment of 2.0% per adjustment and 6.0% over the life of the loan, and on the periods within which the adjustments may be made. The Bank's residential mortgage loans generally adjust annually. These adjustable rate loans may feature an initial period, generally three or five years, during which the interest rate is fixed. Rate adjustments on residential mortgage loans are generally tied to the weekly average yield on U.S. Treasury securities adjusted to constant maturities of one year. Despite the benefits of adjustable rate mortgage loans to the Bank's asset/liability management program, they do pose potential additional risks, primarily because as interest rates rise, the underlying payments by the borrowers rise, increasing the potential for default, while at the same time the marketability of the underlying property may be adversely affected by higher interest rates. The history of the one year Treasury bill index, as of the last business day of each year for the last three years, shows that this index has fluctuated from 5.21% in 1995 to 5.47% in 1996 and 5.53% in 1997.

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

     Construction loans on residential properties are made to individuals for the construction of their primary or secondary homes. Construction loans are made for up to 80% of the appraised value of the property upon completion. Construction loan funds are periodically disbursed as pre-specified stages of construction are attained. Residential construction loans, which are typically made for a period of 30 years, require monthly interest payments during construction and begin to amortize after the construction phase has been completed, at which time they automatically convert into permanent mortgage loans.
     Commercial Real Estate Lending. The Bank originates permanent and construction loans on commercial real estate. These loans consist of mortgages primarily on investment properties and properties utilized by retail and small service businesses such as restaurants, guest houses and various retailers. Permanent commercial real estate loans outstanding increased by $2.3 million, or 6.8%, to $36.2 million at December 31, 1997 from $33.9 million in 1996. During 1996, commercial real estate loans increased $5.2 million, or 18.3%, from $28.7 million at the end of 1995. These increases are attributed to an increased level of business activity due to favorable economic conditions and the Bank's efforts to increase commercial business partially offset by, in 1997, an increase in competition for these types of loans. Commercial construction loans, before deducting unadvanced funds, decreased by $1.4 million to $4.5million at December 31, 1997 compared to $5.9 million in 1996. During 1996 commercial construction loans increased by $3.5 million from $2.5 million in 1995. The Bank lends for speculative real estate construction activities on a very limited basis. At December 31, 1997 such loans accounted for $3.1 million, or 1.7%, ot the total loan protfolio. The Bank's current policy is to limit the combined total of commercial real estate loans to 30% of the total loan portfolio. At December 31, 1997 these loans totaled 22.9% of the Bank's loan portfolio as compared to 25.9% at the end of 1996.

     During 1997, most commercial real estate loans were granted for up to 75% of the appraised value of the property. Most of these loans were for terms from 6 months to 20 years at interest rates adjustable from one up to three years at the Bank's sole discretion, or to a specific spread over the Bank's base rate, or other rate indicators such as the prime rate published in the Wall Street Journal. This policy has enabled the Bank to adjust the interest rate yield on the commercial real estate portfolio to compensate for changes in costs of funds, credit risk and balance relationships maintained by the borrowers. The periodic adjustable rate feature of this portfolio can enhance the Bank's liquidity by sale of these loans to participants when deemed advisable. Protection of the Bank's interest in the real estate collateral is covered by use of title, fire, casualty and flood insurance in applicable amounts.

     Commercial real estate lending may entail significant additional risks compared to residential mortgage lending. Loan size typically may be larger. Payment experience on such loans can be more easily influenced by adverse conditions in the economy or in the real estate market. Construction financing involves a higher degree of risk of loss than long term financing on improved occupied real estate. Property values at completion of construction or development can be influenced by underestimation of construction costs. The Bank may be required to advance funds beyond the original commitment in order to finish the development. If projected cash flows or value of the property proves to be inaccurate because of unanticipated construction costs or lower than expected sales volume, the project may have a value which is insufficient to assure full repayment.

     Construction loans on commercial properties are extended primarily to unincorporated small business borrowers or to their companies, partnerships, trusts or other business entities formed to hold title to the business property. Such loans are made for periods up to 21 years with interest only during the construction period (usually nine to twelve months), and regular amortization thereafter. Funds are disbursed as prespecified stages of construction are completed.

     Commercial Business Loans. The Bank offers a wide variety of commercial loan services, including short and long term business loans, lines of credit and letters of credit. The principal market for these loans is small to medium size businesses in the Bank's primary market area. Commercial business loans increased 22.2% to $10.4 million at December 31, 1997 from $8.5 million in the prior year. This increase is attributed to an increased level of business activity due to favorable economic conditions and the Bank's efforts to increase its commercial business.

     Most commercial business loans are written generally for terms of 30 to 180 days or under one year as a line of credit. Longer term commercial business loans are granted up to five years and are subject to daily or monthly rate adjustments based on the Bank's base rate or the prime rate as published in the Wall Street Journal. These interest rate sensitive loans allow the Bank to maintain an interest rate spread over its cost of funds. The Bank's "base rate" is adjusted (as necessary) to reflect the cost of funds based on local or national money market conditions. The interest rate paid by individual customers over the base rate is determined by the lenders and Bank management after consideration of the degree of credit risk, term of the loan, the borrower's overall relationships, the size of the loan and other pertinent criteria. These loans may be advanced on an unsecured basis or may be secured by real estate, inventory or other business assets. Loans to commercial businesses may entail significant additional risks compared to residential mortgage lending. These loans are subject to changes in the local and regional economy as well as changes in particular industries and lines of business. Analyzing the unique factors and risks affecting each business requires expertise and experience which is different from that needed for loans secured by real estate.

     Commercial business loans are becoming an increasingly important product to include in tailoring financial packages for the needs of local small businesses. A calling program for commercial borrowers has developed new customer relationships through use of this product for equipment purchases and other intermediate term needs. Frequently, the arrangement involves both business services and consumer products, particularly residential real estate loans.

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

     At December 31, 1997, second mortgages and home equity loans accounted for 61% of the Bank's consumer loan portfolio. The Bank's overall consumer loan portfolio decreased slightly to $6.1 million at December 31, 1997 from $6.2 million at December 31, 1996.

     Loan Solicitation and Processing. Loan originations come from a number of sources. Most real estate loans are attributable to referrals from existing customers, real estate brokers and builders as well as walk-in customers and depositors. Commercial business loan originations are generally obtained through officer calls, existing customers and business relationships and referrals. Consumer loans generally result from existing depositors.

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

     Allowance for Loan Losses. Loan loss reserves are established in accordance with generally accepted accounting principles and based upon a systematic and detailed analysis of all loans. The Bank regularly evaluates the adequacy of the allowance for loan losses. Key criteria considered include known and inherent risks in the portfolio, past loan loss experience and loan delinquency trends, adverse situations that may affect the borrower's ability to repay, the estimated value of collateral securing loans in the portfolio and current economic conditions. The Bank's lending activities are conducted solely on the island of Nantucket, Massachusetts.

     During  1997 the  Bank  recorded  provision  for loan  losses  of  $150,000 compared to $75,000 in 1996 and none in 1995. The Bank also recorded net recoveries of $94,000 in 1997, $41,000 in 1996 and $95,000 in 1995. The loan loss provisions made over the past two years are a result of the growth in the Bank's loan portfolio. At December 31, 1997 the allowance for loan losses was $2.6 million, or 1.47% of total loans compared to $2.4 million, or 1.54% of total loans, at December 31, 1996. The Bank believes its current level of loan loss reserves to be adequate. Any unforeseen future economic problems, however, may lead to additional delinquencies which may require additional provisions for loan losses. The Bank was last examined by the Massachusetts Division of Banks as of March 31, 1996. Non-performing loans at December 31, 1997 were $10,000.

     For additional information, see Note 4 of Notes to Consolidated Financial Statements in the 1997 Annual Report to Stockholders.

     Income from Lending Activities. Interest rates charged by the Bank on its loans are determined by market interest rates, the Bank's strategic plans and goals, the availability of funds to lend, the demand for loans and competitive loan rates offered in its lending area.

     In addition to interest earned on loans, the Bank receives loan origination fees for originating real estate loans. Loan origination fees are a percentage of the principal amount of the loan and are charged to the borrower for the creation of the loan. Currently, the Bank generally charges fees of up to 1% on permanent residential mortgage loans, 1/2% to 1% on residential construction loans and 1% to 1 1/2% on commercial real estate loans. For accounting purposes, the Bank defers loan origination fees net of direct underwriting costs and amortizes the balance over the life of the loans. On loans written at a discounted initial rate, net origination fees are amortized over the period of discount. At December 31, 1997, the Bank had $474,000 in deferred loan origination fees.

     The Bank also receives other fees and charges relating to loans, which include loan application fees, late payment charges and fees collected in connection with loan modifications. These fees and charges do not constitute a material source of income for the Bank.

     Investment Activities

     Interest income from short-term investments (consisting of federal funds sold and interest bearing deposits in banks) and securities held to maturity and available for sale provides an additional significant source of income for the Bank. The Bank's securities portfolio consists mainly of United States
Government and agency obligations, short-term corporate bonds, notes and debentures and state and municipal obligations and a portfolio of approximately $8.2 million of mortgage backed securities, collateralized mortgage obligations and real estate mortgage investment conduits ("REMICS"). From time to time the Bank may invest in mutual funds or equity securities of various corporations and other issuers. It is the Bank's current policy to limit to 5% of its investment portfolio the amount invested in equity securities and to avoid concentration of equity investments in any one industry. At December 31, 1997, the securities portfolio, excluding FHLB stock and short term investments, totaled $22.9 million, representing 11.0% of the Company's total assets at that date, compared to $22.7 million, or 12.0% of assets at December 31, 1996. The securities portfolio is classified into available for sale and held to maturity categories in accordance with the requirements of SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." At December 31, 1997 approximately 27% of the securities portfolio has been classified as available for sale. For additional information, see Notes 2 and 3 of Notes to Consolidated Financial Statements in the 1997 Annual Report to Stockholders.

     The Company's primary objective with respect to its securities portfolio is to provide liquidity and income, consistent with prudent consideration for risk, maturity and overall diversification. The Bank's President and Chief Financial Officer are generally charged with executing the Bank's investment policy on a daily basis. They have discretion generally to buy and sell securities within the guidelines of the current plan. All transactions outside of the scope of the current plan must be discussed with and approved by the Bank's Executive Committee. All funds not needed to meet the daily investment requirements are invested in either federal funds or money market instruments. All transactions are ratified by the Bank's Board of Directors.

     The cost, market values and weighted average yields of the following securities portfolios by maturity (excluding FHLB stock, federal funds sold and interest bearing deposits) were as follows.

                                                                                        Weighted
At December 31, 1997:                                                    Market         Average
                                                            Cost          Value           Yield
                                                            ----          -----           -----
                                                                  (dollars in thousands)
Securities Available for Sale
U.S. Government and agency obligations, maturing
  Within 1 year                                            $   750       $   748          5.99%
   After 1 year but within 5 years                           3,698         3,709          6.39%
   After 5 years but within 10 years                           250           248          6.31%
Real estate mortgage inv. conduits (REMIC), maturing
   After 1 year but within 5 years                             966           968          6.77%
State and municipal obligations, maturing
   Within 1 year                                               151           151          4.75%
   After 1 year but within 5 years                             141           142          4.80%
Other bonds and notes, maturing
   Within 1 year                                               250           249          5.63%
Marketable equity securities                                    12            16           N/A
                                                           -------       -------
      Total securities available for sale                  $ 6,218       $ 6,231          6.29%
                                                           =======       =======          ====
Securities Held to Maturity
U.S. Government and agency obligations, maturing
   Within 1 year                                           $ 2,248       $ 2,243          5.35%
   After 1 year but within 5 years                           2,000         2,010          6.78%
   After 5 year but within 10 years                          1,000         1,000          6.46%
State and municipal obligations, maturing
   Within 1 year                                               180           180          5.75%
   After 1 year but within 5 years                             638           642          5.35%
   After 5 year but within 10 years                          1,314         1,326          4.67%
Other bonds and notes, maturing
   Within 1 year                                               854           849          6.72%
   After 1 year but within 5 years                           1,227         1,246          7.43%
Mortgage backed securities, maturing
   After 1 year but within 5 years                           6,549         6,503          6.20%
   After 10 years                                              651           656          6.98%
                                                           -------       -------
      Total securities held to maturity                    $16,661       $16,655          6.16%
                                                           =======       =======          ====
At December 31, 1996:
Securities Available for Sale
U.S. Government and agency obligations, maturing
   After 1 year but within 5 years                         $ 5,200       $ 5,168          6.35%
   After 5 years but within 10 years                           500           495          6.66%
State and municipal obligations, maturing
   Within 1 year                                               504           510          5.40%
   After 1 year but within 5 years                             294           294          4.78%
Other bonds and notes, maturing
   Within 1 year                                             1,244         1,253          6.02%
   After 1 year but within 5 years                             250           248          5.63%
Marketable equity securities                                   112           114           N/A
                                                           -------       -------
      Total securities available for sale                  $ 8,104       $ 8,082         6.09%
                                                           =======       =======         ====

                                                                                   Weighted
At December 31, 1996 (continued):                                    Market         Average
                                                        Cost          Value          Yield
                                                               (dollars in thousands)
Securities Held to Maturity
U.S. Government and agency obligations, maturing
   Within 1 year                                       $   341       $   341          6.00%
   After 1 year but within 5 years                       2,000         1,985          5.37%
State and municipal obligations, maturing
   Within 1 year                                           381           381          5.27%
   After 1 year but within 5 years                         184           183          5.75%
Other bonds and notes, maturing
   Within 1 year                                         3,409         3,409          6.76%
   After 1 year but within 5 years                         862           854          6.74%
Mortgage backed securities, maturing
   After 1 year but within 5 years                       7,333         7,222          6.18%
   After 10 years                                          153           151          7.00%
                                                       -------       -------
      Total securities held to maturity                $14,663       $14,526          6.21%
                                                       =======       =======          ====
At December 31, 1995:
Securities Available for Sale
U.S. Government and agency obligations, maturing
   Within 1 year                                       $ 1,106       $ 1,113          6.86%
   After 1 year but within 5 years                       3,545         3,533          5.69%
   After 5 years but within 10 years                       250           249          6.31%
State and municipal obligations, maturing
   After 1 year but within 5 years                         807           807          3.80%
Other bonds and notes, maturing
   After 1 year but within 5 years                       1,861         1,880          6.20%
Marketable equity securities                               112           113           N/A
                                                       -------       -------
      Total securities available for sale              $ 7,681       $ 7,695          5.81%
                                                       =======       =======          ====

Securities Held to Maturity
U.S. Government and agency obligations, maturing
   Within 1 year                                       $   488       $   499          8.00%
   After 1 year but within 5 years                       2,789         2,768          5.32%
   After 5 years but within 10 years                       251           254          8.10%
State and municipal obligations, maturing
   Within 1 year                                           131           131          3.10%
   After 1 year but within 5 years                         576           571          3.46%
Other bonds and notes, maturing
   Within 1 year                                           980           977          4.68%
   After 1 year but within 5 years                       4,316         4,308          5.67%
   After 5 years but within 10 years                       100           101          7.80%
Mortgage backed securities, maturing
   After 1 year but within 5 years                       6,791         6,636          6.37%
   After 5 years but within 10 years                     1,726         1,663          5.50%
   After 10 years                                          182           181          6.00%
                                                       -------       -------
      Total securities held to maturity                $18,330       $18,089          5.86%
                                                       =======       =======          ====

Sources of Funds

     General. Savings accounts, checking accounts and other types of deposits have historically constituted the primary source of funds for the Bank's lending and investment activities, as well as for other general business purposes. In addition to deposits, the Bank obtains funds from FHLB borrowings, scheduled loan repayments, loan prepayments and loan sales. Scheduled loan repayments are a relatively stable source of funds while deposit inflows and outflows and loan prepayments vary widely and are influenced by prevailing interest rates and general and local economic conditions. Dividends from the Bank represent the only source of liquidity for the Company.

     Deposits. The Bank offers a broad selection of deposit instruments to the general public, including NOW accounts, high yield NOW accounts, regular savings accounts, money market deposit accounts, fixed and variable rate time accounts, IRA and Keogh retirement accounts, commercial checking accounts and 90 day special notice accounts. On occasion, the Bank acquires brokered deposits. At December 31, 1997 brokered deposits totaled $2.5 million, or 1.8% of total deposits, compared to $3.3 million, or 2.4% of total deposits, at December 31, 1996. During 1996 and 1997, the Bank has not attempted to increase the level of brokered deposits. The Bank does not use premiums to attract deposits, although from time to time it will offer specially designated products in order to attract deposits with longer maturities.

     The Bank's management determines the interest rates offered on deposit accounts based on the Bank's strategic plans and goals, U.S. Government treasury rates, borrowing rates, competition, liquidity needs and the expected volatility of existing deposits.

     The table below shows the composition of the Bank's deposits as of the dates indicated. Interest rates have been annualized to reflect average rates paid during the year.

                                                                  At December 31,
                        ----------------------------------------------------------------------------------------------------
                                     1997                             1996                              1995
                        -------------------------------- -------------------------------- ----------------------------------
(dollars in thousands)                        Annualized                        Annualized                        Annualized
                                      % of      Average                 % of      Average                % of      Average
                           Amount   Deposits     Rate        Amount   Deposits     Rate       Amount   Deposits      Rate
                        -------------------------------- -------------------------------- ----------------------------------
Demand                   $ 11,226     7.88%        -  %    $  9,955     7.37%       -  %    $  7,352     6.43%         -  %
                        -------------------------------- -------------------------------- ----------------------------------
Savings accounts:
Regular, 90 day notice
   And advance             15,326    10.76%       2.76%      13,910    10.30%      2.78%      13,305    11.63%        2.82%
payments
  NOW                      28,072    19.71%       1.28%      31,223    23.12%      1.32%      25,212    22.05%        1.35%
  Money market             26,766    18.79%       3.68%      22,672    16.78%      3.23%      17,985    15.73%        3.23%
                        -------------------------------- -------------------------------- ----------------------------------
   Total savings           70,164    49.26%       2.51%      67,805    50.20%      2.25%      56,502    49.41%        2.29%
accounts

Time deposits              61,046    42.86%       5.24%      57,322    42.43%      5.12%      50,503    44.16%        5.32%
                        ================================ ================================ ==================================
Total deposits           $142,436   100.00%       3.75%    $135,082   100.00%      3.30%    $114,357   100.00%        3.48%
                        ================================ ================================ ==================================

     The  following   tables  show  the  weighted   average  rate  and  maturity
information for the Bank's certificates of deposit as of December 31, 1997.

     Certificates of deposit with balances under $100,000:


                                                  Deposits Maturing During the Period Ended
                           --------------------------------------------------------------------------------------------
(dollars in thousands)       3/31/98      6/30/98      12/31/98      12/31/99     12/31/00      12/31/02      Total
                           ----------    ---------    ----------   -----------   ----------    ----------   -----------
Certificate of deposit        $7,547       $5,984        $6,676        $7,045       $1,518        $  976       $29,746
Weighted average rates         4.51%        5.30%         5.67%         5.89%        6.02%         6.02%         5.38%


     Certificates of deposit with balances over $100,000:

                                                    Deposits Maturing During the Period Ended
                           --------------------------------------------------------------------------------------------
(dollars in thousands)       3/31/98      6/30/98      12/31/98      12/31/99     12/31/00      12/31/02      Total
                           ----------    ---------    ----------   -----------   ----------    ----------   -----------
Certificate of deposit       $14,417       $7,404        $6,187        $2,473       $ 695         $ 124       $31,300
Weighted average rates         4.59%        5.54%         5.68%         5.85%        6.71%         6.25%         5.18%

     Borrowings. The Bank is a member of the FHLB of Boston. This membership enables the Bank to borrow from the FHLB, which helps address the inherent problem on Nantucket Island of a deposit base which is unable to fund loan demand. The Bank generally structures these borrowings, in conjunction with its deposits, to match the average expected life of the loans which it retains in portfolio or the securities portfolio. FHLB advances totaled $41.7 million, $32.3 million and $32.8 million at December 31, 1997, 1996 and 1995, respectively. The maximum borrowings during 1997, 1996 and 1995 were $49.8 million, $41.5 million and $44.0 million, respectively.

     For additional information, see Note 7 of Notes to the Consolidated Financial Statements in the 1997 Annual Report to Stockholders.

     Dividend Policy

     The Company's Board of Directors meets quarterly to discuss the payment of dividends. Many factors such as earnings, the economy, quality of assets, allowance for loan loss and projected capital needs are reviewed. After due consideration, the Board may vote to pay either the same dividend as the previous quarter, or to increase, decrease or omit the dividend.

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

     Massachusetts Banking Laws and Supervision. Massachusetts chartered savings banks such as the Bank are regulated and supervised by the Commissioner. The Commissioner is required to examine each state-chartered bank at least once every two years. The approval of the Commissioner is required to establish or close branches, merge with other banks, form a bank holding company and undertake many other activities. Massachusetts statutes and regulations govern among other things, investment powers, lending powers, deposit activities, maintenance of surplus and reserve accounts, the distribution of earnings, the payment of dividends, issuance of capital stock, branching, acquisitions, mergers, and consolidations.

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

     Pursuant to section 7 of the Federal Deposit Insurance Act (12 USC 1817), as amended, the FDIC has incorporated a risk based deposit insurance assessment. Under this risk based system, the assessment rate for an insured depository depends on the assessment risk determined by the institutions capital level and supervisory evaluations. Institutions are assigned to one of three capital groups - well capitalized, adequately capitalized or undercapitalized.

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

     All Massachusetts chartered savings banks are required to be members of the Depositors Insurance Fund ("DIF"). The DIF maintains a private deposit insurance fund which insures all deposits in member banks which are not covered by federal insurance, which, in the case of the Bank, are its deposits in excess of $100,000 per insured account. In 1996 and 1997, the Bank's premium for this insurance was assessed at an annual rate of 1/50 of 1% of insured deposits.

     Competition

     The Bank faces  strong  competition  from  other  banks,  mortgage  banking
companies  and  other   financial   service   providers,   many  of  which  have
substantially greater resources than the Bank.

     The Bank's most direct competition for deposits primarily comes from other banks located on Nantucket Island and in southeastern Massachusetts, credit unions, mutual funds and government securities. The Bank competes for deposits principally by offering depositors convenient branch hours and locations, efficient and attentive service, a wide variety of deposit programs, automated teller machines and competitive interest rates. It does not rely upon any single individual, group or entity for a material portion of its deposits.

     Competition for real estate loans comes primarily from other banks, mortgage banking companies and other institutional lenders. The Bank competes for loan origination primarily based on the efficiency and quality of service that it provides as well as the interest rates and loan fees that it charges. The competition for loans varies depending on factors which include, among others, the general availability of lendable funds and credit, general and local economic conditions, current interest rate levels, conditions in the mortgage market and other factors which are not readily predictable.

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

     Employees

     As of December 31, 1997 the Company and Bank had 48 full-time and three part time employees. None of these employees is represented by a collective bargaining agreement. The Company believes its employee relations are good.

Item 2.   DESCRIPTION OF PROPERTY

     The Bank owns three properties and leases one property. The three properties owned consist of the Bank's main office, one branch office and an undeveloped parcel of land. The Bank leases one automated teller facility.

     The Bank's main office is located at 104 Pleasant Street on Nantucket, and was acquired on June 30, 1979. This 8,500 square foot facility had a net book value of $311,000 at December 31, 1997, including the book value of the land on which the facility is located.

     The Bank's branch office, located at 2 Orange Street, Nantucket is a 3,200 square foot facility which the Bank acquired in 1921, and had a net book value of $6,000 at December 31, 1997, including the book value of the land on which the facility is located.

     On August 30, 1995 the Bank purchased a three-quarter acre parcel of land located on Amelia Drive, Nantucket for $240,000. The future use of this land has not been determined.

     Effective April 1, 1994, the Bank entered into a lease agreement with the Town of Nantucket's Airport Commission to lease 16 square feet of space at the main terminal building on Nantucket Island for an automated teller machine facility. The one year lease of this space, at an annual rent of $8,000 expires on March 31, 1998.

     At December 31, 1997, the net book value of the Bank's furnishings, equipment and autos was $892,000. The Bank believes that the fair market value of its properties is significantly in excess of the book value of these properties.

     For further information, see Note 5 of Notes to Consolidated Financial Statements in the 1997 Annual Report to Stockholders.

Item 3.  LEGAL PROCEEDINGS

     From time to time, the Bank is involved in legal proceedings incidental to its business. None of these actions individually or in the aggregate is believed to be material to the financial condition of the Bank.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                     PART II



Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information contained in the section captioned "Stock Market Data" in the 1997 Annual Report to Stockholders is incorporated herein by reference. For information regarding the Company's dividend policy see also "Item 1 -- Business -- Dividend Policy."

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The information contained in the section captioned "Management's Discussion and Analysis" in the 1997 Annual Report to Stockholders is incorporated herein by reference.

Item 7.   FINANCIAL STATEMENTS

     The   financial   statements   contained  in  the  1997  Annual  Report  to
Stockholders are incorporated herein by reference.

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



Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) EXCHANGE ACT

Item 10.   EXECUTIVE COMPENSATION

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Items 9, 10, 11 and 12 is incorporated herein by reference to the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 15, 1998 which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 14, 1998.

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

         (13) 1997 Annual Report to Stockholders for the Fiscal Year Ended December 31, 1997.

         (21)       Subsidiaries of the Registrant.

(b) No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1997.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           HOME PORT BANCORP, INC.



Date:  March 25, 1998                 By:  /s/ Karl L. Meyer
                                           -----------------
                                           Karl L. Meyer
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)




In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signatures                                           Date
----------                                           ----


/s/ Karl L. Meyer                                    March 25, 1998
-----------------
Karl L. Meyer
Chairman of the Board,
President and Chief Executive Officer


/s/ John M. Sweeney                                  March 25, 1998
-------------------
John M. Sweeney
Treasurer & Chief Financial Officer
(Principal  Financial and
Accounting Officer)

/s/ William P. Hourihan, Jr.                         March 25, 1998
---------------------------
William P. Hourihan, Jr.
Director

/s/ Charles F. DiGiovanna                            March 25, 1998
-------------------------
Charles F. DiGiovanna
Director

/s/ Charles H. Jones, Jr.                            March 25, 1998
------------------------
Charles H. Jones, Jr.
Director

Signatures (Continued)                               Date
----------------------                               ----


/s/ Daniel D. McCarthy                               March 25, 1998
----------------------
Daniel D. McCarthy
Director

/s/ Robert J. McKay                                  March 25, 1998
-------------------
Robert J. McKay
Director

/s/ Philip W. Read                                   March 25, 1998
------------------
Philip W. Read
Director

                                INDEX TO EXHIBITS

EXHIBIT


(3) Certificate of Incorporation and Bylaws of Home Port Bancorp, Inc.- Incorporated by reference to Exhibit B and C to the Company's Registration Statement on Form S-1 (No. 33-21794) (the "Registration Statement").

(10.1.1) Home Port Bancorp, Inc. 1988 Stock Option plan. Incorporated by reference to N/A Exhibit D to the Company's Form 10-K for the Year Ended December 31, 1988, as filed with the Securities and Exchange Commission on March 31, 1989.

(10.1.2)        Employment  Agreement  between  Nantucket  Bank and  William  P.
                Hourihan,   Jr.   Incorporated   herein  by   reference  to  the
                Registration Statement.

(10.1.3)        Employment  Agreement between Nantucket Bank and Daniel P Neath.
                Incorporated herein by reference to the Registration Statement.

(10.1.4) Supplemental Retirement Agreement between Nantucket Bank and Daniel P. Neath. N/A Incorporated herein by reference to the Company's Form 10-K for the year ended December 31, 1989, as filed with the Securities and Exchange Commission on April 13, 1990.

(13)            Annual Report to Stockholders for the Fiscal Year Ended December
                31, 1997.

(21)            Subsidiaries of the Registrant.