Form 10QSB
period 1998-03-31
HOME PORT BANCORP INC
filed 1998-05-08
CIK 832769

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


(Mark one)
[ X ] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998 or

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

                              Yes [ X ]    No [   ]

The number of shares outstanding of each of the registrant's classes of common stock as of March 31, 1998:


    Common Stock $.01 par value                         1,841,890
    ---------------------------                    --------------------
          (Title of Class)                         (Shares Outstanding)


Transitional Small Business Disclosure Format (check one)

                              Yes [   ]    No [ X ]

                             Home Port Bancorp, Inc.


                                      INDEX


PART I - FINANCIAL INFORMATION


              Consolidated Balance Sheet at March 31, 1998 and December 31, 1997

              Consolidated Statement of Earnings for the three months ended March 31, 1998 and 1997

              Consolidated Statement of Changes in Stockholders' Equity
               at March 31, 1998

              Consolidated Statements of Cash Flows for the three months ended March 31, 1998 and 1997

              Notes to Consolidated Financial Statements

              Management's Discussion and Analysis of Financial Condition and Results of Operation

PART II - OTHER INFORMATION

               Signatures

                                          Home Port Bancorp, Inc.
                                  Consolidated Balance Sheet (Unaudited)


(In Thousands, Except Per Share Data)                                            March 31,   December 31,
                                                                                    1998          1997
                                                                                 ---------      ---------
Assets

Cash and due from banks ....................................................     $   5,668      $   5,065
Interest bearing deposits in banks .........................................            42             41
Federal funds sold .........................................................            --             --
                                                                                 ---------      ---------
   Total cash and cash equivalents .........................................         5,710          5,106
Securities held to maturity (market value $17,213 and $16,655) (note 2) ....        17,220         16,661
Securities available for sale (amortized cost of $6,584 and $6,218) (note 2)         6,601          6,231
Loans, net of allowance for loan losses of $2,859 and $2,609 (note 3) ......       174,763        163,733
Loans held for sale ........................................................        14,834         11,169
Land, buildings and equipment, net .........................................         1,450          1,451
Accrued income receivable ..................................................         1,173          1,040
Net deferred tax asset .....................................................           111            111
Stock in FHLB-Boston, at cost ..............................................         2,957          2,442
Prepaid expenses and other assets ..........................................           889            871
                                                                                 ---------      ---------
   Total assets ............................................................     $ 225,708      $ 208,815
                                                                                 =========      =========
Liabilities and Stockholders' Equity Liabilities:
Deposits (Note 4) ..........................................................     $ 147,420      $ 142,436
Borrowed funds .............................................................        53,972         41,742
Accrued expenses ...........................................................         1,437          1,384
Other liabilities ..........................................................           812          1,305
                                                                                 ---------      ---------
   Total liabilities .......................................................       203,641        186,867
                                                                                 ---------      ---------

Commitments and contingencies (notes 3 and 5)

Stockholders' equity
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued ..            --             --
Common stock, $.01 par value, 10,000,000 shares authorized, 2,325,494
 shares issued .............................................................            23             23
Additional paid-in capital .................................................        17,473         17,473
Retained earnings ..........................................................         8,958          8,841
Accumulated other comprehensive income, net:
   Unrealized gain on securities available for sale, net of taxes (note 2) .            10              8
Less: Treasury stock, at cost (483,604 shares) .............................        (4,397)        (4,397)
                                                                                 ---------      ---------
   Total stockholders' equity ..............................................        22,067         21,948
                                                                                 ---------      ---------
   Total liabilities and stockholders' equity ..............................     $ 225,708      $ 208,815
                                                                                 =========      =========

See accompanying notes to unaudited consolidated financial statements.

                                    Home Port Bancorp, Inc.
                        Consolidated Statements of Earnings (Unaudited)


(In Thousands, Except Share and Per Share Data)                             Three Months Ended
                                                                                  March 31,
                                                                          ---------------------
                                                                            1998         1997
                                                                          --------     --------
Interest and dividend income:
     Interest on loans ..............................................     $ 3,913      $ 3,418
     Interest on securities .........................................         329          322
     Dividends ......................................................          42           36
     Federal funds sold and interest bearing deposits ...............           6           12
                                                                          -------      -------
            Total interest and dividend income ......................       4,290        3,788
                                                                          -------      -------
Interest expense:
     Interest on depositors' accounts ...............................       1,247        1,092
     Interest on borrowed funds .....................................         731          552
                                                                          -------      -------
            Total interest expense ..................................       1,978        1,644
                                                                          -------      -------
Net interest and dividend income ....................................       2,312        2,144
Provision for loan losses ...........................................          37           37
                                                                          -------      -------
     Net interest and dividend income after provision for loan losses       2,275        2,107
                                                                          -------      -------
Non-interest income:
     Deposit servicing fees .........................................          97           91
     Loan servicing fees ............................................          59           66
     Other fees and income ..........................................          56           49
     Net gain (loss) from sale of mortgage loans ....................          30           13
     Net gain (loss) from securities ................................          (2)           4
                                                                          -------      -------
            Total non-interest income ...............................         240          223
                                                                          -------      -------

                                    Home Port Bancorp, Inc.
                        Consolidated Statements of Earnings (Unaudited)
                                          (continued)


(In Thousands, Except Share and Per Share Data)                             Three Months Ended
                                                                                  March 31,
                                                                          ---------------------
                                                                            1998         1997
                                                                          --------     --------
Non-interest expense:
     Salaries and employee benefits .................................         658          619
     Building and equipment expenses ................................         139          125
     Deposit insurance fees .........................................          15           10
     Professional fees ..............................................         120           67
     Loss on "check-kiting"  (Note 6) ...............................         560           --
     Other ..........................................................         232          220
                                                                          -------      -------
            Total non-interest expense ..............................       1,724        1,041
                                                                          -------      -------
Income before income taxes ..........................................         791        1,289
Provision for income taxes (Note 7) .................................         306          507
                                                                          -------      -------
Net income ..........................................................     $   485      $   782
                                                                          =======      =======

Earnings per common share ...........................................     $  0.26      $  0.42
                                                                          =======      =======

Weighted number of common shares outstanding ........................       1,842        1,842
                                                                          =======      =======

See accompanying notes to unaudited consolidated financial statements

                                                    Home Port Bancorp, Inc.
                             Consolidated Statements of Changes in Stockholders' Equity (Unaudited)


(In Thousands, Except Per Share Data)
                                                                                                          Net
                                                                                                       Unrealized
                                                  Additional                                           Gain (Loss)      Total
                                      Common       Paid-in    Comprehensive    Retained    Treasury     Available    Stockholders
                                       Stock       Capital        Income       Earnings      Stock       For sale       Equity
                                       -----       -------        ------       --------      -----       --------       ------

Balance at December 31, 1996 ....     $     23     $ 17,473                  $  7,017     $ (4,397)     $    (13)     $ 20,103
Net income ......................         --           --       $  3,297        3,297          --            --          3,297
Change in unrealized gain on
    securities available for sale         --           --             21         --            --              21           21
                                                                --------                                              --------
Comprehensive Income ............         --           --          3,318         --            --            --          3,318
Cash dividends paid at
    $.80 per share ..............         --           --           --         (1,473)         --            --         (1,473)
                                      --------     --------     --------     --------     --------      --------      --------
Balance at December 31, 1997 ....     $     23     $ 17,473     $   --       $  8,841      $ (4,397)     $      8     $ 21,948

Net income ......................         --           --            485          485          --            --            485
Change in unrealized gain on
 Securities available for sale ..         --           --              2         --            --               2            2
                                                                --------                                              --------
Comprehensive Income ............         --           --            487         --            --            --            487
Cash dividends paid at
    $.20 per share ..............         --           --           --           (368)         --            --           (368)
                                      --------     --------     --------     --------     --------      --------      --------
Balance at March 31, 1998 .......     $     23     $ 17,473     $   --       $  8,958      $ (4,397)     $     10     $ 22,067
                                      ========     ========     ========     ========      ========      ========     ========

See accompanying notes to unaudited consolidated financial statements

                                             Home Port Bancorp, Inc.
                                Consolidated Statements of Cash Flows (Unaudited)


(In Thousands)                                                                             Three Months Ended
                                                                                                 March 31,
                                                                                          ----------------------
                                                                                            1998           1997
                                                                                          --------      --------
Net cash flows from operating activities:
    Net income ......................................................................     $    485      $    782
    Adjustments to reconcile net income to net cash provided by operating activities:
        Net (increase) decrease in accrued income receivable ........................         (133)           36
        Net increase in accrued expenses ............................................           53           167
        Net amortization of securities premiums .....................................            6            19
        Net (increase) decrease in loans held for sale ..............................       (3,665)        1,208
        Amortization of deferred loan origination fees ..............................          (45)          (66)
        Amortization of deferred premiums on loans sold .............................            4             1
        Depreciation of building and equipment ......................................           73            60
        Net (increase) decrease in prepaid expenses and other assets ................          (18)           13
        Net decrease in other liabilities ...........................................         (493)         (296)
        Deferred income taxes expense (benefit) .....................................           (2)           (9)
        Net loss (gain) on securities and other assets ..............................            3            (4)
        Net gain on sale of mortgage loans ..........................................          (30)           (2)
        Provision for loan losses ...................................................           37            37
                                                                                          --------      --------
Net cash provided (used) by operating activities ....................................       (3,725)        1,946
                                                                                          --------      --------

Cash flows from investing activities:
    Purchases of securities held to maturity ........................................       (2,298)       (1,733)
    Purchases of securities available for sale ......................................       (2,376)       (2,002)
    Proceeds from sales of securities available for sale ............................          500           752
    Proceeds from maturities/calls of securities ....................................        2,780         2,622
    Principal payments on mortgage-backed securities ................................          460           208
    Net increase in loans ...........................................................      (10,996)       (5,176)
    Capital expenditures ............................................................          (72)          (67)
    Purchase of Federal Home Loan Bank of Boston stock ..............................         (515)           --
                                                                                          --------      --------
Net cash used by investing activities ...............................................      (12,517)       (5,396)
                                                                                          --------      --------

Cash flows from financing activities:
    Net increase (decrease) in deposits .............................................        4,984        (7,870)
    Federal Home Bank advances ......................................................        5,500         8,000
    Federal Home Loan Bank repayments ...............................................       (2,000)       (1,350)
    Net increase in short term borrowings ...........................................        8,730           252
    Cash dividends paid .............................................................         (368)         (368)
                                                                                          --------      --------
Net cash provided by financing activities ...........................................       16,846        (1,336)
                                                                                          --------      --------

                                             Home Port Bancorp, Inc.
                                Consolidated Statements of Cash Flows (Unaudited)
                                                   (continued)


(In Thousands)                                                                             Three Months Ended
                                                                                                 March 31,
                                                                                          ----------------------
                                                                                            1998           1997
                                                                                          --------      --------
Net increase (decrease) in cash and cash equivalents ................................          604        (4,786)
Cash and cash equivalents at beginning of period ....................................        5,106         9,819
                                                                                          --------      --------
Cash and cash equivalents at end of period ..........................................     $  5,710      $  5,033
                                                                                          ========      ========

Supplemental  disclosures of cash flow information:
    Cash paid during the period for:
        Interest ....................................................................        1,919         1,599
        Income taxes ................................................................          178           367
    Dividends declared ..............................................................          368           368

See accompanying notes to unaudited consolidated financial statements

                    Home Port Bancorp, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements

1.    Consolidated Financial Statements

The accompanying unaudited consolidated financial statements include the accounts of Home Port Bancorp, Inc. ("The Company"), its wholly owned subsidiary, Nantucket Bank ("the Bank") and the Bank's wholly-owned subsidiaries N.B. Securities, Inc. ("a Massachusetts Securities Corporation") and N Realty Corp. The financial statements have been prepared in accordance with regulations of the Securities and Exchange Commission. Certain information, required by generally accepted accounting principles, has been condensed or omitted pursuant to such rules and regulations. Inter-company accounts and transactions have been eliminated.

The financial statements for the periods ended March 31, 1998 and 1997 are unaudited, but include normal recurring adjustments which management considers necessary for a fair presentation of results. Interim results are not necessarily indicative of the results to be expected for the entire year. It is recommended that these statements be read in conjunction with the audited financial statements for the year ended December 31, 1997.

Statement  of  Financial  Accounting  Standards  ("SFAS")  No.  130,  "Reporting
Comprehensive Income," is effective for the Company's financial statements beginning in 1998. SFAS No. 130 establishes standards for reporting and displaying comprehensive income, which is defined as all changes to equity except investments by and distributions to shareholders. Net income is a component of comprehensive income, with all other components referred to in the aggregate as other comprehensive income. As of March 31, 1998 the difference between net income and comprehensive income was $2 thousand, which represents the net change in the unrealized gain on securities available for sale.

2.    Securities (in thousands)

Securities held to maturity consist of the following:

                                                      March 31, 1998         December 31, 1997
                                                    -------------------     -------------------
                                                     Book       Market       Book       Market
                                                     Value       Value       Value       Value
                                                    -------     -------     -------     -------
United States Government and agency obligations     $ 5,250     $ 5,258     $ 5,248     $ 5,253
Mortgage-backed securities ....................       6,745       6,714       7,200       7,159
Real Estate Investment Mortgage Conduits ......         410         408          --          --
State and municipal obligations ...............       2,837       2,841       2,132       2,148
Other bonds and notes .........................       1,978       1,992       2,081       2,095
                                                    -------     -------     -------     -------
   Total securities held to maturity ..........     $17,220     $17,213     $16,661     $16,655
                                                    =======     =======     =======     =======

                    Home Port Bancorp, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements

2.    Securities (in thousands) (continued)

Securities available for sale consist of the following:

                                                              March 31, 1998         December 31, 1996
                                                            -------------------     -------------------
                                                             Book       Market       Book       Market
                                                             Value       Value       Value       Value
                                                            -------     -------     -------     -------
United States Government and agency obligations ....        $3,198      $3,200      $4,698      $4,705
Real Estate Investment Mortgage Conduits ...........           956         960         966         968
State and municipal obligations ....................           291         292         292         293
Other bonds and notes ..............................           877         872         250         249
Marketable equity securities .......................         1,262       1,277          12          16
                                                            ------      ------      ------      ------
   Total securities available for sale .............        $6,584      $6,601      $6,218      $6,231
                                                            ======      ======      ======      ======

3.    Loans, Net (in thousands)

The composition of the balances of loans is as follows:

                                                     March 31,       December 31,
                                                       1998              1997
                                                     ---------        ---------
Mortgage loans:
     Residential
          Fixed ..............................       $  26,647        $  22,345
          Adjustable .........................          73,303           71,992
     Residential construction ................          24,367           21,827
     Commercial ..............................          38,318           36,188
     Commercial construction .................           5,777            4,535
                                                     ---------        ---------
            Total principal balances .........         168,412          156,887
Less:
     Due borrowers on uncompleted loans
          Residential ........................          (6,342)          (4,719)
           Commercial ........................          (2,285)          (1,845)
     Deferred loan origination fees ..........            (532)            (474)
                                                     ---------        ---------
          Total mortgage loans ...............         159,253          149,849
Other loans:
     Commercial business .....................          12,867           10,425
      Second mortgage ........................           1,620            1,712
      Home equity ............................           1,630            1,975
      Passbook and stock secured .............             696              817
      Consumer ...............................           1,556            1,564
                                                     ---------        ---------
           Total other loans .................          18,369           16,493
Less: Allowance for possible loan losses .....          (2,859)          (2,609)
                                                     =========        =========
           Loans, net ........................       $ 174,763        $ 163,733
                                                     =========        =========

                    Home Port Bancorp, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements


3.    Loans, Net (in thousands)(continued)

The Federal Home Loan Bank has a blanket lien covering residential mortgage loans as collateral for the Bank's borrowing from the FHLB.

A summary of the transactions in the allowance for loan losses is as follows:

                                                            Three Months Ended
                                                                 March 31,
                                                         ----------------------
                                                           1998          1997
                                                         -------        --------
Balance at beginning of period ...................       $ 2,609        $ 2,365
       Provisions ................................            37             37
       Recoveries ................................           226             17
       Realized losses charged to allowance ......           (13)            (2)
                                                         -------        -------
Balance at end of period .........................       $ 2,859        $ 2,417
                                                         =======        =======

The allowance for loan losses is allocated as follows:

                                                           Three Months Ended
                                                                March 31,
                                                        ------------------------
                                                           1998             1997
                                                         ------           ------
Residential mortgage loans ...................           $  659           $  526
Commercial real estate loans .................            1,335            1,223
Commercial loans .............................              243              193
All other loans ..............................              225              227
Unallocated ..................................              397              248
                                                         ------           ------
     Total ...................................           $2,859           $2,417
                                                         ======           ======

Non-performing loans are summarized as follows:

                                                            March 31,   December 31,
                                                            ---------   ------------
                                                              1998          1997
                                                              ----          ----
Loans accounted for on a non-accrual basis ...........        $ --          $ --

Accruing loans 90 days past due ......................         664            10
Impaired loans .......................................          --            --

                    Home Port Bancorp, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements


4.    Deposits (in thousands)

A summary of deposit balances, by type, is as follows:

                                                        March 31,      December 31,
                                                          1998             1997
                                                        --------        --------
Demand (non-interest bearing) ..................        $ 11,696        $ 11,226
Savings:
     NOW .......................................          29,903          28,072
     Regular and 90-day notice accounts ........          15,866          15,090
     Money market deposit accounts .............          27,250          26,766
     Advance payments from mortgagors ..........             236             236
                                                        --------        --------
         Total savings .........................          73,255          70,164
                                                        --------        --------
Time certificates of deposit ...................          62,469          61,046
                                                        --------        --------
         Total deposits ........................        $147,420        $142,436
                                                        ========        ========

5.    Commitments

In the normal course of business, there are outstanding commitments that are not reflected in the balance sheet. Firm commitments to originate mortgage and commercial loans were $17.1 million at March 31, 1998.

6.    Loss on "Check-Kiting"

On March 25, 1998 the Company announced that an investigation by Nantucket Bank management revealed an apparent "check-kiting" scheme by one of its customers, whereby checks drawn on Nantucket Bank were timed to be covered by checks drawn on another bank while checks drawn on that other bank were covered by checks drawn on Nantucket Bank. The consequences of the described "check-kiting" caused an overdraft of $518,000, which has not been repaid. The Consolidated Statement of Earnings for the Three Months Ended March 31, 1998 includes a charge of $560,000 relating to this matter. This charge includes estimated legal and other collection expenses.

Nantucket Bank has reported the incident to regulatory and enforcement authorities and has instructed its legal counsel to take vigorous legal action seeking full recovery of its loss from its customer and other sources. A complaint has been filed by Nantucket Bank in Superior Court, Barnstable County seeking such recovery. There is no assurance that Nantucket Bank will be able to recover any of the $518,000 and related expenses.

 7.   Income Taxes

The effective rate for the quarter ended March 31, 1998 is 38.7%, which is less than the statutory rate of 42% primarily due to a reduction in the valuation allowance and the status of the Bank's subsidiary as a Massachusetts security corporation.

                    Home Port Bancorp, Inc. and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                Unaudited Interim Information for March 31, 1998

Preliminary Note in Regard to Forward-looking Statements. This quarterly report on Form 10-QSB contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the registrant's actual results to differ materially from those contemplated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Results." These and other risks are also detailed from time to time in the registrant's filings with the Securities and Exchange Commission.

     Certain Factors That May Affect Future Results. The following important factors, among others, could cause actual results to differ materially from those contemplated by forward-looking statements made in this quarterly report on Form 10-QSB or presented elsewhere by management from time to time. Defined terms used elsewhere in this quarterly report have the same meanings herein as therein. A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, the Bank's continued ability to originate quality loans, fluctuation of interest rates, real estate market conditions in the Bank's lending area, general and local economic conditions, the Bank's continued ability to attract and retain deposits, new accounting pronouncements, and changing regulatory requirements.

                           Consolidated Balance Sheet

Total assets of Home Port Bancorp, Inc. (the "Company") grew during the first quarter of 1998, increasing 8.1% or $16.9 million to $225.7 million at March 31, 1998 from $208.8 million at December 31, 1997. For the comparable three month period in 1997, total assets decreased $.7 million to $189.2 million from $189.9 million. Major balance sheet categories are discussed in detail below.

Net loans outstanding (including loans held for sale) were $189.6 million at March 31, 1998, an increase of $14.7 million, or 8.4%, from $174.9 million at December 31, 1997. For the comparable period in 1997, loans increased $4.0 million to $155.3 million from $151.3 million. Loan sales totaled $6.5 million during the first quarter of 1998 as compared to $5.0 million for the corresponding 1997 quarter. The increase in the loan portfolio is attributable to 14.0% growth in the residential mortgage portfolio during the first quarter of 1998.

Total deposits increased by $5.0 million, or 3.5%, to $147.4 million at March 31, 1998 from $142.4 million at December 31, 1997. For the first quarter 1997, deposits decreased $7.9 million, or 6.2%. The increase in deposits in 1998 is attributed to the strong local economy and the Bank's marketing efforts.

Borrowed funds, consisting of Federal Home Loan Bank advances, totaled $54.0 million at March 31, 1998, an increase of $12.2 million from the December 31, 1997 total of $41.7 million. These borrowings were used to fund loan growth.

Total stockholders' equity increased by $119 thousand to $22.1 million at March 31, 1998 from $21.9 million at December 31, 1997. This increase reflects net income of $485 thousand less cash dividends declared of $368 thousand and a $10 thousand net unrealized gain on securities available for sale.

                    Home Port Bancorp, Inc. and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                Unaudited Interim Information for March 31, 1998

                              Results of Operations

For the quarter ended March 31, 1998, the Company reported net income of $485 thousand or $0.26 per share compared to net income of $782 thousand or $0.42 per share for the quarter ended March 31, 1997. The decrease in earnings was the result of non-recurring charges, including the previously announced check-kiting loss, which reduced quarterly earnings by $385 thousand, or $.21 per share. For additional information on the loss see Note 6 of Notes to Unaudited Consolidated Financial Statements at March 31, 1998.

Net Interest Income

Net interest and dividend income, before provision for loan losses, for the quarter increased $168 thousand or 7.8% to the prior year comparable quarter. On a fully tax-equivalent basis the increase was $174 thousand. The increase in net interest income was due to an increase in the average volume of loans and deposits offset by a reduction in the interest rate spread.

Additional information on average balances, interest and yields is included in the following two tables:

(in thousands)                                 Quarter Ended March 31, 1998            Quarter Ended March 31, 1997
                                            ----------------------------------      ---------------------------------
                                             Average       Interest     Yield/       Average     Interest     Yield/
                                            Balance (1)      (2)        Rate        Balance (1)     (2)        Rate
                                            -----------      ---        ----        -----------     ---        ----
Interest earning assets:
    Residential loans                        $127,852       $2,494      7.80%        $102,721      $2,122       8.27%
    Commercial loans                           51,291        1,279      9.98%          46,546       1,154       9.91%
    Consumer loans                              5,616          140     10.00%           5,818         142       9.75%
                                             --------       ------      ----         --------      ------       ----
Total loans                                   184,759        3,913      8.47%         155,086       3,418       8.82%
    Securities and FHLB Stock                  26,468          389      5.87%          25,914         376       5.80%
                                             --------       ------      ----         --------      ------       ----
Total interest earning assets                $211,227       $4,302      8.15%        $181,000      $3,794       8.38%
                                             --------       ------      ----         --------      ------       ----

Interest bearing liabilities:
    Deposits                                 $135,582       $1,247      3.73%        $118,076      $1,092       3.71%
    Borrowed funds                             47,830          731      6.20%          36,540         552       6.06%
                                             --------       ------      ----         --------      ------       ----
Total interest bearing liabilities           $183,412       $1,978      4.37%        $154,616      $1,644       4.26%
                                             --------       ------      ----         --------      ------       ----

Net interest income                                         $2,324                                 $2,150
                                                            ======                                 ======
Interest rate spread                                                    3.78%                                   4.12%
                                                                        ====                                    =====

Net interest margin                                                     4.40%                                   4.75%
                                                                        ====                                    ====

                    Home Port Bancorp, Inc. and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                Unaudited Interim Information for March 31, 1998

(1) Included in the average balance amounts are the corresponding components of the assets held for sale, available for sale and held to maturity. The yield is calculated using interest income divided by the average balance of the amortized historical cost.

(2) Tax-equivalent adjustment has been included in the calculations to reflect this income as if it had been fully taxable. The tax-equivalent adjustment is based upon the applicable federal and state income tax rates. The FTE adjustment included in interest income was $12 thousand in 1998 and $6 thousand in 1997.

The effect on net interest income as a result of changes in average interest rates and balances follows:

(in thousands)                                     Quarter Ended March 31, 1998 vs. 1997
                                            ----------------------------------------------------
                                                        Changes Due to Increase
                                                               (Decrease)
                                            ----------------------------------------------------
                                                                                      Average
                                                       Average         Average         Rate/
                                            Total      Balance (1)     Rate (2)      Volume (3)
                                            -----      -----------     --------      ----------
Interest earning assets:
    Residential loans ..............        $ 372         $ 520         $(121)        $ (27)
    Commercial loans ...............          125           118             7            --
    Consumer loans .................           (2)           (6)            4            --
                                            -----         -----         -----         -----
Total loans.........................          495           632          (110)          (27)
    Securities FHLB Stock ..........           13             8             5            --
                                            -----         -----         -----         -----
Total interest earning assets ......        $ 508         $ 640         $(105)        $ (27)
                                            -----         -----         -----         -----

Interest bearing liabilities:
    Deposits .......................        $ 155         $ 162         $   6         $ (13)
    Borrowed funds..................          179           171            13            (5)
                                            -----         -----         -----         -----
Total interest bearing liabilities .        $ 334         $ 333         $  19         $ (18)
                                            =====         =====         =====         =====
Net interest income ................        $ 174         $ 307         $(124)        $  (9)
                                            =====         =====         =====         =====

(1) Represents the changes in average balance  multiplied by prior period yield.
(2) Represents the changes in yield  multiplied by prior period average balance.
(3) Represents the changes in yield multiplied by changes in average balance.

                    Home Port Bancorp, Inc. and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                Unaudited Interim Information for March 31, 1998

Non-interest income

Non-interest income increased to $240 thousand in the first quarter of 1998 from $223 thousand in the first quarter of 1997. This increase was primarily due to an increase in net gains from the sale of mortgage loans to $30 thousand in 1998 from $13 thousand in 1997.

Non-interest expense

Non-interest expense, excluding the loss resulting from the "check-kiting" situation, increased by $123 thousand, or 11.8%, to $1.2 million in the first quarter of 1998 from $1.0 million in the comparable 1997 period. This increase is due to increases in salaries and employee benefits and professional fees. The increase in personnel costs was the result of an increase in staffing levels. The increase in professional fees was due to increased audit and non-recurring tax planning expenses. The Company's efficiency ratio, excluding the non-recurring expenses, was 42.95% for the quarter ended March 31, 1998, compared to 44.05% comparable 1997 period.

Return on Equity

Return on average equity decreased to an annualized rate of 8.82% for the first quarter of 1998 from 15.45% for the same period in 1997. This decrease is a result of the check-kiting loss incurred during the first quarter of 1998.

Provision for Loan Losses

The allowance for loan losses at March 31, 1998 was $2.9 million or 1.49% of total loans compared to $2.6 million, or 1.47% of total loans, at December 31, 1997. During the quarter ending March 31, 1998 the loan loss reserve increased by $250 thousand due to recoveries of $226 thousand and a loan loss provision of $37 thousand, offset by charge-offs of $13 thousand. The Bank believes its current level of loan loss reserves to be adequate. Any unforeseen future economic problems, however, could lead to the Bank experiencing additional delinquencies which may require additional provisions for loan losses.

Non-performing Loans and Other Real Estate Owned

The Bank's non-performing loans totaled $664 thousand at March 31, 1998, all which were accruing loans with payments past due ninety or more days.
Non-performing loans at December 31, 1997 totaled $10 thousand of past due accruing loans. None of these loans were to affiliated persons. At both March 31, 1998 and December 31, 1997 the Bank had no other real estate owned. The Bank had no loans which were considered "impaired" within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 114 and 118 at either March 31, 1998 or December 31, 1997.

At March 31, 1998 management has identified $922 thousand of loans that, while currently performing, may pose potential problems due to some doubts about the ability of the borrowers to comply with all of their present loan repayment terms. The resolution of these loans is not yet known. The Bank believes that its allowance for loan losses is adequate to absorb any losses that may result from these loans.

                    Home Port Bancorp, Inc. and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                Unaudited Interim Information for March 31, 1998

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

At March 31, 1998 and December 31, 1997 the Company's and the Bank's capital ratios were in excess of regulatory requirements.

Quantitative and Qualitative Disclosures about Market Risk

The response is incorporated herein by reference from the discussion under the sub-caption "Asset/Liability Management and Market Risk" of the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 5-7 of the Company's 1997 Annual Report.

Home Port Bancorp, Inc. and Subsidiaries


PART II.  OTHER INFORMATION


Item 1.           Legal Proceedings
                  The Company and its subsidiaries are not involved in any pending legal proceedings other than those involved in the ordinary course of their businesses, and the litigation relating to the check-kiting loss referred to in Note 6 of Notes to Unaudited Consolidated Financial Statements at March 31, 1998. Management believes that the resolution of these matters will not materially affect their businesses or the consolidated financial condition of the Company and its subsidiary.

Item 2.           Changes in Securities.
                  Not applicable.

Item 3.           Defaults Upon Senior Securities.
                  Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders
                  Not applicable.

Item 5.           Other Information.
                  A dividend of $.20 per common share was declared on February 5, 1998. The cash dividend was paid on February 27, 1998 to shareholders of record as of February 13, 1998.

                  Declaration of dividends by the Board of Directors depends on a number of factors, including capital requirements, regulatory limitations, the Company's operating results and financial condition and general economic conditions.

Item 6.           Exhibits and Reports on Form 8-K.

                  a.      Exhibits -- None

                  b.      Reports on Form 8-K -

                             (1) On March 25, 1998, a Form 8-K was filed with the SEC by the Company relating to an investigation by the management of Nantucket Bank that revealed an apparent "check-kiting" scheme by one of its customers. The results of the "check-kiting" caused an overdraft that could result in a loss to the Bank of up to $518,000, plus related costs.

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


                                          Home Port Bancorp, Inc.
                                          -----------------------
                                                (Registrant)





Date:  May 6, 1998                    By: /s/ William P. Hourihan, Jr.
                                          ---------------------------
                                          William P. Hourihan, Vice President


Date:  May 6, 1998                    By: /s/ John M. Sweeney
                                          -------------------
                                          John M. Sweeney, Treasurer
                                          (chief financial & accounting officer)