Form 10QSB
period 1998-06-30
HOME PORT BANCORP INC
filed 1998-08-13
CIK 832769

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


(Mark one)
[ X ] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998 or

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

                              Yes [   ]    No [ X ]

                             Home Port Bancorp, Inc.


                                      INDEX


PART I - FINANCIAL INFORMATION

        Item 1  - Financial Statements

               Consolidated Balance Sheets at June 30, 1998 and
               December 31, 1998

               Consolidated Statements of Earnings for the three months and six months ended June 30, 1998 and 1997.

               Consolidated Statements of Changes in Stockholders' Equity for the six months ended June 30, 1998

               Consolidated Statements of Cash Flows for the six months ended June 30, 1998 and 1997

               Notes to Consolidated Financial Statements

        Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation

        Item 3  - Quantitative and Qualitative Disclosures About Market Risk

PART II - OTHER INFORMATION

               Signatures

                                         Home Port Bancorp, Inc.
                                        Consolidated Balance Sheet

(In Thousands, Except Share Data)                                               June 30,    December 31,
                                                                                  1998          1997
                                                                               ---------      ---------
                                                                               (unaudited)

Assets
Cash and due from banks ..................................................     $   8,088      $   5,065
Interest bearing deposits in banks .......................................            54             41
Federal funds sold .......................................................         3,925              -
                                                                               ---------      ---------
   Total cash and cash equivalents .......................................        12,067          5,106
Securities held to maturity (market value $16,579 and $16,655) ...........        16,568         16,661
Securities available for sale (amortized cost of $6,361 and $6,218) ......         6,396          6,231
Loans, net of allowance for loan losses of $3,053 and $2,609 (note 3) ....       202,782        163,733
Loans held for sale ......................................................        15,584         11,169
Stock in FHLB-Boston, at cost ............................................         3,237          2,442
Land, buildings and equipment, net .......................................         1,453          1,451
Accrued income receivable ................................................         1,300          1,040
Net deferred tax asset ...................................................           111            111
Prepaid expenses and other assets ........................................           958            871
                                                                               ---------      ---------
   Total assets ..........................................................     $ 260,456      $ 208,815
                                                                               =========      =========

Liabilities and Stockholders' Equity
Liabilities:
Deposits (Note 4) ........................................................     $ 172,080      $ 142,436
Borrowed funds ...........................................................        63,761         41,742
Accrued expenses .........................................................         1,789          1,384
Other liabilities ........................................................           137          1,305
                                                                               ---------      ---------
   Total liabilities .....................................................       237,767        186,867
                                                                               ---------      ---------
Commitments and contingencies (notes 3 and 5)

Stockholders' equity
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued
Common stock, $.01 par value, 10,000,000 shares authorized, 2,325,494
 shares issued ...........................................................            23             23
Additional paid-in capital ...............................................        17,473         17,473
Retained earnings ........................................................         9,569          8,841
Accumulated other comprehensive income, net:
   Unrealized gain on securities available for sale, net of taxes (note 2)            21              8
Less: Treasury stock, at cost (483,604 shares) ...........................        (4,397)        (4,397)
                                                                               ---------      ---------
   Total stockholders' equity ............................................        22,689         21,948
                                                                               ---------      ---------
   Total liabilities and stockholders' equity ............................     $ 260,456      $ 208,815
                                                                               =========      =========

     See accompanying notes to unaudited consolidated financial statements.

                             Home Port Bancorp, Inc.
                 Consolidated Statements of Earnings (Unaudited)


 (In Thousands, Except Per Share Data)                         Three Month Ended           Six Month Ended
                                                                   June 30,                    June 30,
                                                             --------------------      ---------------------
                                                                1998         1997         1998         1997
                                                             --------     -------      --------     --------
Interest income:
   Interest on loans ...................................     $ 4,370      $ 3,600      $ 8,283      $ 7,018
   Interest on securities ..............................         328          334          657          656
   Dividends ...........................................          50           41           92           78
   Federal funds sold and interest bearing deposits ....           5            4           11           16
                                                             -------      -------      -------      -------
      Total interest income ............................       4,753        3,979        9,043        7,768
                                                             -------      -------      -------      -------
Interest expense:
   Interest on deposits ................................       1,317        1,099        2,564        2,193
   Interest on borrowed funds ..........................         917          681        1,648        1,233
                                                             -------      -------      -------      -------
      Total interest expense ...........................       2,234        1,780        4,212        3,426
                                                             -------      -------      -------      -------
Net interest income ....................................       2,519        2,199        4,831        4,342
Provision for loan losses ..............................          37           37           75           75
                                                             -------      -------      -------      -------
     Net interest income after provision for loan losses       2,482        2,162        4,756        4,267
Non interest income:
   Deposit servicing fees ..............................         124          108          221          199
   Loan servicing fees .................................          57           65          116          131
   Other fees and income ...............................          94           39          151           87
   Net gain from sale of mortgage loans ................          11           27           41           41
   Net loss from securities ............................          (2)         (13)          (5)          (9)
                                                             -------      -------      -------      -------
      Total non interest income ........................         284          226          524          449
                                                             -------      -------      -------      -------
Non interest expense:
   Salaries and employee benefits ......................         732          606        1,377        1,211
   Building and equipment expenses .....................         159          114          298          239
   Deposit insurance fees ..............................          13           11           28           21
   Professional fees ...................................         171           54          290          120
   Loss (recovery) on "check-kiting"  (Note 7) .........        (100)        --            460         --
   Other ...............................................         343          256          588          490
                                                                          -------      -------      -------
      Total non interest expense .......................       1,318        1,041        3,041        2,081
                                                             -------      -------      -------      -------
Income before income taxes .............................       1,448        1,347        2,239        2,635
Provision for income taxes .............................         469          527          775        1,033
                                                             =======      =======      =======      =======
Net Income .............................................     $   979      $   820      $ 1,464      $ 1,602
                                                             =======      =======      =======      =======

                             Home Port Bancorp, Inc.
                 Consolidated Statements of Earnings (Unaudited)


 (In Thousands, Except Per Share Data)                         Three Month Ended           Six Month Ended
                                                                   June 30,                    June 30,
                                                             --------------------      ---------------------
                                                                1998         1997         1998         1997
                                                             --------     -------      --------     --------
Earnings per common share - basic ......................     $  0.53      $  0.45      $  0.79      $  0.87
                                                             =======      =======      =======      =======
Earnings per common share - diluted ....................     $  0.53      $  0.45      $  0.79      $  0.87
                                                             =======      =======      =======      =======

Weighted number of common shares outstanding - basic ...       1,842        1,842        1,842        1,842
Weighted number of common shares outstanding -diluted ..       1,842        1,842        1,842        1,842


 See accompanying notes to unaudited consolidated financial statements

                             Home Port Bancorp, Inc.
     Consolidated Statements of Changes in Stockholders' Equity (Unaudited)


(In Thousands, Except Per Share Data)
                                                                                           Accumulated
                                                   Additional                                  Other           Total
                                          Common     Paid-in      Retained     Treasury    Comprehensive   Stockholders
                                          Stock      Capital      Earnings       Stock         Income         Equity
                                          -----      -------      --------       -----         ------         ------

Balance at December 31, 1996 .........  $     23     $ 17,473     $  7,017      $ (4,397)     $    (13)     $ 20,103
Net income ...........................      --           --          3,297          --            --           3,297
Other comprehensive income, net
     Change in unrealized gain on
     securities available for sale ...      --           --           --            --              21            21
                                                                                                            --------
     Comprehensive income ............                                                                         3,318
Cash dividends paid at
    $.80 per share ...................      --           --         (1,473)         --            --          (1,473)
                                        --------     --------     --------      --------      --------      --------
Balance at December 31, 1997 .........  $     23     $ 17,473     $  8,841      $ (4,397)     $      8      $ 21,948

Net income ...........................      --           --          1,464          --            --           1,464
Other comprehensive income, net
     Change in unrealized gain on
     securities available for sale....      --           --           --            --              13            13
                                                                                                            --------
     Comprehensive income ............                                                                         1,477
Cash dividends paid at
    $.40 per share ...................      --           --           (736)         --            --            (736)
                                        --------     --------     --------      --------      --------      --------
Balance at June 30, 1998 .............  $     23     $ 17,473     $  9,569      $ (4,397)     $     21      $ 22,689
                                        ========     ========     ========      ========      ========      ========


See accompanying notes to unaudited consolidated financial statements

                                 Home Port Bancorp, Inc.
                    Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)                                                        Six Months Ended
                                                                          June 30,
                                                                  ----------------------
                                                                      1998          1997
                                                                  --------      --------
Net cash flows from operating activities:
    Net income ..............................................     $  1,464      $  1,602
    Adjustments to reconcile net income to net cash (used in)
      provided by operating activities:
        Provision for loan losses ...........................           75            75
        Depreciation of building and equipment ..............          141           118
        Net gain on sale of mortgage loans ..................          (41)          (41)
        Net loss on securities ..............................            5             9
        Net amortization of securities premiums .............           10            34
        Amortization of deferred loan origination fees ......          (94)         (121)
        Amortization of deferred premiums on loans sold .....           24           (34)
        Net increase in accrued income receivable ...........         (260)          (69)
        Net increase (decrease) in accrued expenses .........          405          (302)
        Net (increase) decrease in loans held for sale ......       (4,398)        2,006
        Net increase in prepaid expenses and other assets ...          (87)         (109)
        Net decrease in other liabilities ...................       (1,168)         (388)
        Net (increase) decrease in deferred income taxes ....           (9)           (9)
                                                                  --------      --------
Net cash (used in) provided by operating activities .........       (3,933)        2,771
                                                                  --------      --------

Cash flows from investing activities
    Purchases of securities held to maturity ................       (4,146)       (3,398)
    Purchases of securities available for sale ..............       (2,875)       (2,002)
    Proceeds from sales of securities available for sale ....          950         1.239
    Proceeds from maturities/calls of securities ............        5,030         3,722
    Principal payments on mortgage-backed securities ........          976           563
    Net increase in loans ...................................      (39,030)      (12,218)
    Purchases of land, buildings and equipment ..............         (143)         (140)
    Proceeds from the sales of other real estate owned ......         --              61
    Purchase of Federal Home Loan Bank stock ................         (795)         (120)
                                                                  --------      --------
Net cash used in investing activities .......................      (40,033)      (12,293)
                                                                  --------      --------

Cash flows from financing activities:
    Net increase (decrease) in deposits .....................       29,644        (3,945)
    Federal Home Bank advances ..............................       11,000        11,500
    Federal Home Loan Bank repayments .......................       (5,000)       (7,205)
    Net increase in short term borrowings ...................       16,019         8,280
    Cash dividends paid .....................................         (736)         (737)
                                                                  --------      --------
Net cash provided by financing activities ...................       50,927         7,893
                                                                  --------      --------

                                 Home Port Bancorp, Inc.
                    Consolidated Statements of Cash Flows (Unaudited)
                                     (continued)

(In Thousands)                                                        Six Months Ended
                                                                          June 30,
                                                                  ----------------------
                                                                      1998          1997
                                                                  --------      --------
Net  increase (decrease) in cash and cash equivalents .......        6,961        (1,629)
Cash and cash equivalents at beginning of period ............        5,106         9,819
                                                                  --------      --------
Cash and cash equivalents at end of period ..................     $ 12,067      $  8,190
                                                                  ========      ========

Supplemental  disclosures of cash flow information:
   Cash paid during the period for:
        Interest ............................................        4,129         3,374
        Income taxes ........................................          429         1,410

See accompanying notes to unaudited consolidated financial statements

                    Home Port Bancorp, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements

1.  Consolidated Financial Statements

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended December 31, 1997. These financial statements include the accounts of Home Port Bancorp, Inc. ("The Company"), its wholly owned subsidiary, Nantucket Bank ("the Bank") and the Bank's wholly-owned subsidiaries N.B. Securities, Inc. ("Securities") and N Realty Corp. ("Realty"). Realty, which was incorporated in 1998, is 99 percent owned by the Bank and is a Massachusetts business corporation which intends to elect to be taxed as a real estate investment trust for federal and Massachusetts tax purposes. Realty holds mortgage loans which were previously originated by the Bank.

In the opinion of management, the unaudited consolidated financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. Interim results are not necessarily indicative of results to be expected for the entire year.

2. New Accounting Pronouncements

Statement  of  Financial  Accounting  Standards  ("SFAS")  No.  130,  "Reporting
Comprehensive Income," is effective for the Company's financial statements beginning in 1998. SFAS No. 130 establishes standards for reporting and displaying comprehensive income, which is defined as all changes to equity except investments by and distributions to shareholders. Net income is a component of comprehensive income, with all other components referred to in the aggregate as other comprehensive income. The Company's disclosure currently complies with the provisions of this statement. The following table shows the components of other comprehensive income for the year ended December 31, 1997 and the six months ended June 30, 1998.

                                                           Six Months       Year
                                                               Ended       Ended
                                                             June 30,   December 31,
                                                               1998        1997
                                                              ------      ------
Net Income .............................................      $1,464      $3,297
Other comprehensive income, net of tax
   Unrealized gains on securities:
 Unrealized holding gains arising during the period ....           6          13
 Add: reclassification adjustment for losses
       included in net income, net of tax ..............           7           8
                                                              ------      ------
Net ....................................................          13          21
                                                              ------      ------
Comprehensive Income ...................................      $1,477      $3,318
                                                              ======      ======

                    Home Port Bancorp, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements

In June 1998, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in balance sheet and measure those instruments at fair market value. Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement is not expected to have a material effect on the Company's consolidated financial statements.

3.  Loans, Net (in thousands)

The composition of the balances of loans is as follows:

                                                     June 30,        December 31,
                                                       1998               1997
                                                     ---------        ----------
Mortgage loans:
     Residential
          Fixed ..............................       $  29,833        $  22,345
          Adjustable .........................          87,515           71,992
     Residential construction ................          34,461           21,827
     Commercial ..............................          39,517           36,188
     Commercial construction .................           7,077            4,535
                                                     ---------        ---------
            Total principal balances .........         198,403          156,887
Less:
     Due borrowers on uncompleted loans
          Residential ........................         (10,819)          (4,719)
           Commercial ........................          (2,679)          (1,845)
     Deferred loan origination fees ..........            (636)            (474)
                                                     ---------        ---------
          Total mortgage loans ...............         184,269          149,849
Other loans:
     Commercial business .....................          15,732           10,425
      Second mortgage ........................           1,608            1,712
      Home equity ............................           1,887            1,975
      Passbook and stock secured .............             718              817
      Consumer ...............................           1,621            1,564
                                                     ---------        ---------
           Total other loans .................          21,566           16,493
Less: Allowance for loan losses ..............          (3,053)          (2,609)
                                                     =========        =========
           Loans, net ........................       $ 202,782        $ 163,733
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

A summary of the transactions in the allowance for loan losses is as follows:

                                                             Six Months Ended
                                                                June 30,
                                                         -----------------------
                                                          1998          1997
                                                         --------       --------
Balance at beginning of period ...................       $ 2,609        $ 2,365
       Provisions ................................            75             75
       Recoveries ................................           382            121
       Realized losses charged to allowance ......           (13)            (6)
                                                         -------        -------
Balance at end of period .........................       $ 3,053        $ 2,555
                                                         =======        =======

Non-performing loans are summarized as follows:

                                                          June 30,      December 31,
                                                             1998           1997
                                                             ----           ----
Loans accounted for on a non-accrual basis .......           $              $
                                                              ---            ---
Accruing loans 90 days past due ..................            673             10
Impaired loans ...................................              -              -
                                                              ---            ---

4.  Deposits (in thousands)

A summary of deposit balances, by type, is as follows:

                                                        June 30,     December 31,
                                                          1998            1997
                                                        --------        --------
Demand (non-interest bearing) ..................        $ 18,331        $ 11,226
Savings:
     NOW .......................................          40,953          28,072
     Regular and 90-day notice accounts ........          16,587          15,090
     Money market deposit accounts .............          31,515          26,766
     Advance payments from mortgagors ..........             233             236
                                                         --------        --------
         Total savings .........................          89,288          70,164
                                                        --------        --------
Time certificates of deposit ...................          64,461          61,046
                                                        --------        --------
         Total deposits ........................        $172,080        $142,436
                                                        ========        ========

                    Home Port Bancorp, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements


5.  Commitments

In the normal course of business, there are outstanding commitments that are not reflected in the balance sheet. Firm commitments to originate mortgage and commercial loans were $11.8 million at June 30, 1998.

On June 6, 1998 the Bank entered into a lease for 1,500 square feet of additional office space. This space was needed as a result of the growth the Bank has experienced in recent years. The term of the lease is for five (5) years, with the Bank having an option to renew the lease for one additional five
(5) year period. The lease provides for annual rent of $36,000 for the first year and $37,500 for the remainder of the initial lease term.

The Company replaced the Consulting Agreement ("Agreement") with the Chairman of the Board of Directors ("Chairman"), who also holds the titles of President and Chief Executive Officer with a new agreement effective May 1, 1998. The terms of the Agreement stipulate that the Chairman shall provide consulting services to the Company in his capacity as President, Chief Executive Officer and Chairman of the Board of Directors for a three year term commencing May 1, 1998 and ending on April 30, 2001. The term shall automatically be extended for a one-year period beyond the then effective expiration date on May 1 of each year commencing on May 1, 1999 unless the Company notifies the Chairman of its intention not to continue the Agreement. The Chairman shall receive an annual consulting fee of $120,000, an annual reimbursement of $12,000 for office expenses and direct reimbursement of all other reasonable business expenses. This Agreement may be terminated by the Board of Directors at any time for cause. Should certain events constituting a change in control occur, the Company shall pay the Chairman a lump sum payment consisting of the aggregate amount payable under the Agreement had he continued to provide services for the remainder of the term of the Agreement.

6.  Stock Option Plan

Effective May 1, 1998 the Company's Board of Directors adopted the Home Port Bancorp, Inc. Directors Restricted Stock Option Plan ("Plan"). The Plan authorizes the grant of non-qualified stock options to "Participants", who are defined as Directors of the Company who are not employees or paid consultants. The Plan is administered by the Company's Compensation Committee, which must include at least two members of the Company's Board of Directors. A total of 25,000 shares of the Company's Common Stock ("Common Stock") have been reserved for issuance under the Plan. Options are granted pursuant to a formula. The formula provides that each incumbent member of the Company's Board of Directors be offered a grant of options to purchase up to 5,000 shares of Common Stock, 20% of which vest upon grant, with the remainder vesting ratably over the next four years. Options are to be granted at fair market value, calculated by averaging the bid and ask price of the Common Stock over the twenty trading days prior to the date of the grant. Options granted expire ten years from the date of grant. In the event of a change of control, as defined in the Plan, all options granted under the Plan shall immediately become fully vested.

                    Home Port Bancorp, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements

As of June 30, 1998, options to purchase 25,000 shares of Common Stock were outstanding, of which 5,000 shares were vested. No shares are currently available for future grant under this Plan. Stock option plan activity is summarized in the following table:

                                                                         Weighted
                                         Shares Under     Option         Average
                                            Option        Prices     Exercise Price
                                            ------        ------     --------------
Balance December 31, 1997 ..........          --             --             --
   Granted .........................        25,000        $26.474        $26.474
   Exercised .......................          --             --             --
   Cancelled .......................          --             --             --
                                            ======        =======        =======
  Balance June 30, 1998 ............        25,000        $26.474        $26.474
                                            ======        =======        =======

The Financial Accounting Standards board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). The Statement encourages companies to adopt a new accounting method based on the estimated fair value of employee stock options and other stock awards under which compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. The Company applies APB Opinion No. 25 in accounting for stock options and, accordingly, no compensation expense has been recognized in the financial statements.

7. Loss (Recovery) on "Check-Kiting"

In March 1998 the Company announced that an investigation by Nantucket Bank management revealed an apparent "check-kiting" scheme by one of its customers, whereby checks drawn on Nantucket Bank were timed to be covered by checks drawn on another bank while checks drawn on that other bank were covered by checks drawn on Nantucket Bank. The consequences of the described "check-kiting" caused an overdraft of $518,000. A charge of $560,000, which included estimated legal and other collection expenses, was recognized in the first quarter of 1998. On July 3, 1998 Nantucket Bank entered into a settlement agreement with the customer. Pursuant to the terms of this settlement agreement, the Bank received funds of $100,000, which has been recognized as a recovery in the second quarter of 1998. In addition, the Bank also received a second mortgage on two properties owned by the customer and a promissory note of $447,200. Under the terms of the promissory note the customer is required to make monthly payments beginning May 1, 1999 and continuing through October 1, 2018. Proceeds from both the promissory note and second mortgages will be recognized on a cash basis.

                    Home Port Bancorp, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements


8.  Earnings per share

The Company has adopted the provisions of SFAS No. 128, "Earnings Per Share." This statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock. This statement replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerators and denominators of the basic and diluted EPS computations. This statement also requires a restatement of all prior-period EPS data presented. At June 30, 1998 there is no difference between the Company's computation of basic and diluted earnings per share because the effect of stock options issued and unexercised is anti-dilutive. At December 31, 1997 the Company did not have a complex capital structure.

                    Home Port Bancorp, Inc. and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 Unaudited Interim Information for June 30, 1998

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

     Certain Factors That May Affect Future Results. The following important factors, among others, could cause actual results to differ materially from those contemplated by forward-looking statements made in this quarterly report on Form 10-QSB or presented elsewhere by management from time to time. Defined terms used elsewhere in this quarterly report have the same meanings herein as therein. A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, the Bank's continued ability to originate quality loans, fluctuating interest rates, real estate market conditions on Nantucket, general and local economic conditions, the Bank's continued ability to attract and retain deposits, new accounting pronouncements, and changing regulatory requirements.

                           Consolidated Balance Sheet

The Company's total assets grew by $51.6 million, or 24.7% during the first six months of 1998 to $260.5 million at June 30, 1998 from $208.8 million at December 31, 1997. For the comparable six month period in 1997, total assets increased by $8.8 million, or 4.6%, to $198.7 million from $189.9 million. Major balance sheet categories are discussed in detail below.

Net loans outstanding (including loans held for sale) were $218.4 million at June 30, 1998, an increase of $43.5 million, or 24.8%, from $174.9 million at December 31, 1997. For the comparable period in 1997, loans increased $10.3 million to $161.6 million from $151.3 million. Loan sales totaled $13.7 million during the first six months of 1998 as compared to $10.5 million for the corresponding 1997 period. Mortgage loan originations totaled $80.4 million during the 1998 period compared to $34.8 million in the comparable 1997 period. This increase in loan originations is attributed to strong real estate sales activity on Nantucket and an increase in refinancing activity due to lower interest rates. The Bank's lending activities are conducted solely on Nantucket.

Total deposits increased by $29.6 million, or 20.8%, to $172.1 million at June 30, 1998 from $142.4 million at December 31, 1997. For the six months ending June 30, 1997, deposits increased $3.9 million, or 2.9%. The increase in deposits in 1998 is attributed to a very strong Nantucket economy and the Bank's marketing efforts. Substantially all of the Bank's deposits are from Nantucket-related individuals, businesses and government entities. Brokered deposits, which decreased from $2.5 million at December 31, 1997 to $1.8 million at June 30, 1998, constitute a minor funding source.

                    Home Port Bancorp, Inc. and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 Unaudited Interim Information for June 30, 1998

Borrowed funds, consisting of Federal Home Loan Bank advances, totaled $63.8 million at June 30, 1998, an increase of $22.0 million from the December 31, 1997 total of $41.7 million. These borrowings were used to fund loan growth.

Total stockholders' equity increased by $.8 million to $22.7 million at June 30, 1998 from $21.9 million at December 31, 1997. This increase reflects net income of $1.5 million less cash dividends declared of $.7 million.

For the quarter ended June 30, 1998, the Company reported net income of $979 thousand or $0.53 per basic and diluted share compared to net income of $820 thousand or $0.45 per basic and diluted share for the quarter ended June 30, 1997. For the six months ended June 30, 1998 net income totaled $1,464 million, or $0.79 per basic and diluted share, compared to $1.6 million, or $0.87 per basic and diluted share, for the comparable 1997 period.

Net income was affected by non-recurring charges, which primarily consist of the previously announced check-kiting loss. This loss reduced first quarter net income by approximately $350 thousand, on an after-tax basis. Second quarter net income was increased by approximately $65 thousand, on an after-tax basis, as a result of a partial recovery of this loss. For additional information on this matter see Note 7 of Notes to Unaudited Consolidated Financial Statements at June 30, 1998.

Excluding this non-recurring item, net income was $911 thousand, or $0.50 per share for the quarter ended June 30, 1998 and $1.8 million, or $.96 per share for the six months ended June 30, 1998. These amounts represent an increase of 11.2% and 10.2%, respectively, over the comparable 1997 periods.

Net Interest Income

Net interest and dividend income increased $320 thousand or 14.6% in the second quarter of 1998 as compared to the same period in the prior year. For the six months ending June 30, 1998, net interest income increased by $489 thousand, or 11.3%, as compared to the prior year. On a fully tax-equivalent basis these increase were $313 thousand and $508 thousand, respectively for the quarter and year-to-date periods. The increase in net interest income was due to an increase in the average volume of loans and deposits offset by a reduction in the interest rate spread. Additional information on average balances, interest and yields is included in the following two tables:

                    Home Port Bancorp, Inc. and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 Unaudited Interim Information for June 30, 1998

(in thousands)                             Six Months Ended June 30, 1998             Six Months Ended June 30, 1997
                                       ------------------------------------        -----------------------------------
                                         Average      Interest       Yield/         Average     Interest        Yield/
                                       Balance (1)       (2)          Rate         Balance (1)      (2)          Rate
                                       ------------------------------------        -----------------------------------
Interest earning assets:
    Residential loans ............     $139,153       $  5,282        7.59%        $104,200     $  4,284         8.22%
    Commercial loans .............       55,617          2,718        9.77%          47,990        2,442        10.18%
    Consumer loans ...............        5,662            283        9.99%           5,913          292         9.89%
                                       --------       --------        ----         --------     --------        -----
Total loans ......................      200,432          8,283        8.26%         158,102        7,018         8.88%
    Securities and FHLB Stock ....       26,395            789        5.98%          25,985          762         5.87%
                                       --------       --------        ----         --------     --------        -----
Total interest earning assets ....      226,827          9,072        8.00%         184,087        7,780         8.45%
                                       --------       --------        ----         --------     --------        -----

Interest bearing liabilities:
    Deposits .....................      139,569          2,565        3.70%         117,218        2,196         3.78%
    Borrowed funds ...............       54,437          1,648        6.11%          40,668        1,233         6.11%
                                       --------       --------        ----         --------     --------        -----
Total interest bearing liabilities      194,006          4,213        4.38%         157,886        3,429         4.38%
                                       --------       --------        ----         --------     --------        -----

Net interest income                                     $4,859                                    $4,351
                                                      ========                                  ========

Interest rate spread                                                  3.62%                                      4.07%
                                                                      ====                                      =====

Net interest margin                                                   4.28%                                      4.73%
                                                                      ====                                      =====

(1) Included in the average balance amounts are the corresponding components of the assets held for sale, available for sale and held to maturity. The yield is calculated using interest income divided by the average balance of the amortized historical cost.

(2) Tax-equivalent adjustment has been included in the calculations to reflect this income as if it had been fully taxable. The tax-equivalent adjustment is based upon the applicable federal and state income tax rates. The FTE adjustment included in interest income was $28 thousand in 1998 and $9 thousand in 1997.

                    Home Port Bancorp, Inc. and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 Unaudited Interim Information for June 30, 1998

The effect on net interest income as a result of changes in average interest rates and balances follows:

(in thousands)                              Six Months Ended June 30, 1998 vs. 1997
                                       --------------------------------------------------
                                                       Changes Due to Increase
                                                                (Decrease)
                                       --------------------------------------------------
                                                                               Average
                                                    Average       Average        Rate/
                                        Total      Balance (1)    Rate (2)     Volume (3)
                                       -------      -------      -------      -------
Interest earning assets:
    Residential loans ............     $   998      $ 1,437      $  (328)     $  (111)
    Commercial loans .............         276          388          (98)         (14)
    Consumer loans ...............          (9)         (11)           3           (1)
                                       -------      -------      -------      -------
Total loans ......................       1,265        1,814         (423)        (126)
    Securities and FHLB Stock ....          27           12           14            1
                                       -------      -------      -------      -------
Total interest earning assets ....       1,292        1,826         (409)        (125)
                                       -------      -------      -------      -------

Interest bearing liabilities:
    Deposits .....................         369          423          (47)          (7)
    Borrowed funds ...............         415          421           -            (6)
                                       -------      -------      -------      -------
Total interest bearing liabilities         784          844          (47)         (13)

                                       =======      =======      =======      =======
Net interest income ..............     $   508      $   982      $  (362)     $  (112)
                                       =======      =======      =======      =======

(1) Represents the changes in average balance  multiplied by prior period yield.
(2) Represents the changes in yield  multiplied by prior period average balance.
(3) Represents the changes in yield multiplied by changes in average balance.

Non-interest income

Non-interest income increased to $284 thousand in the second quarter of 1998 from $226 thousand in the second quarter of 1997. For the six months ended June 30, 1998 non-interest income increased to $524 thousand from $449 thousand in the comparable 1997 period. These increases were primarily due to increases in deposit service fees as a result of increases in deposits and merchant credit card processing fees.

                    Home Port Bancorp, Inc. and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 Unaudited Interim Information for June 30, 1998

Non-interest expense

Non-interest expense, excluding the effect of the "check-kiting" situation, increased by $376 thousand, or 36.1%, to $1.4 million in the second quarter of 1998 from $1.0 million in the comparable 1997 period. For the six months ended June 30, 1998 non-interest expense, excluding the "check-kiting", increased by $500 thousand, or 24.0%, to $2.6 million from $2.1 million in 1997. A substantial part of these increases is attributable to non-recurring tax planning expenses incurred in 1998. These non-recurring costs amounted to $103 thousand and $170 thousand, respectively, in the in the three and six months ended June 30, 1998 and are included in professional fees and salaries and benefits expense. Salaries and benefits increased as a result of both increases in staffing levels and increases in wages. The Company's efficiency ratio, excluding the effect of the "check-kite" and non-recurring tax planning expenses, was 45.0% for the six months ended June 30, 1998, compared to 43.7% comparable 1997 period.

Return on Equity

Return on average equity decreased to an annualized rate of 13.23% for the six months ended June 30, 1998 from 15.45% for the same period in 1997. This decrease is primarily the result of the previously described check-kiting loss.

Provision for Loan Losses

The allowance for loan losses at June 30, 1998 was $3.1 million or 1.38% of total loans compared to $2.6 million, or 1.47% of total loans, at December 31, 1997. During the six months ending June 30, 1998 the loan loss reserve increased by $444 thousand due to recoveries of $382 thousand and a loan loss provision of $75 thousand, offset by charge-offs of $13 thousand. The Bank believes its current level of loan loss reserves to be adequate. Any unforeseen future economic problems, however, could lead to the Bank experiencing additional delinquencies that may require additional provisions for loan losses.

Non-performing Loans and Other Real Estate Owned

The Bank's non-performing loans totaled $673 thousand at June 30, 1998, all which were accruing loans with payments past due ninety or more days.
Non-performing loans at December 31, 1997 totaled $10 thousand of past due accruing loans. None of these loans were to affiliated persons. At both June 30, 1998 and December 31, 1997 the Bank had no other real estate owned. The Bank had no loans which were considered "impaired" within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 114 and 118 at either June 30, 1998 or December 31, 1997.

At June 30, 1998 management has identified $901 thousand of loans that, while currently performing, may pose potential problems due to some doubts about the ability of the borrowers to comply with all of their present loan repayment terms. The resolution of these loans is not yet known. The Bank believes that its allowance for loan losses is adequate to absorb any losses that may result from these loans.

                    Home Port Bancorp, Inc. and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 Unaudited Interim Information for June 30, 1998

Income Taxes

The Company's effective income tax rate for the quarter ended June 30, 1998 was 32.4% compared to 39.1% for the quarter ended June 30, 1997. For the six months ended June 30, 1998 the effective tax rate was 34.6% compared to 39.2% in the comparable 1997 period. The lower effective tax rate in 1998 is reflective of the proportion of income earned by certain non-bank subsidiaries that is taxed, for state tax purposes, at lower rates. In 1998 more income was generated through non-bank subsidiaries as compared to 1997.

Liquidity and Capital Resources

Substantially  all of the  Company's  funds are  generated  through  its banking subsidiary, Nantucket Bank. The Bank's sources are customer deposits, amortization and payoffs of loans, advances from the Federal Home Loan Bank of Boston, sale of loans in the secondary market, maturities and sales of securities and positive cash flows generated from operations. As a member of the Depositors' Insurance Fund, the Bank also has a right to borrow from the Depositors Insurance Fund for short-term cash needs by pledging certain assets, although it has never exercised this right. The Bank's liquidity management program is designed to assure that sufficient funds are available to meet its daily needs.

The Bank believes its capital resources, including deposits, scheduled loan repayments, revenue generated from the sales of loans and securities, unused borrowing capacity at the Federal Home Loan Bank of Boston, and revenue from other sources will be adequate to meet its funding commitments.

At June 30, 1998 and December 31, 1997 the Company's and the Bank's capital ratios were in excess of regulatory requirements.

Year 2000 Update

The Company has completed its assessment of Year 2000 issues and developed a plan, budget and testing strategy for mission-critical systems.

The Bank relies on a third-party data processing vendor for critical data warehousing and on-line transaction processing. Other, less critical, systems are supported by purchased applications software. The Bank is continually evaluating mission-critical vendor plans and monitoring project milestones. The Bank plans to begin testing its key transaction processing system in the third quarter of 1998 and to complete testing on most other applications not later than December 31, 1998. Currently, there is one vendor for which testing will not commence until the first quarter of 1999. There can be no guarantee that the systems of other companies, or third party vendors on which the Company's systems rely, will be remedied on a timely basis. Therefore, the Company could possibly be negatively impacted to the extent other entities not affiliated with the Company are unsuccessful in properly addressing their respective Year 2000 compliance responsibilities. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

                    Home Port Bancorp, Inc. and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 Unaudited Interim Information for June 30, 1998

The Company will continue to utilize both internal and external resources to update, or replace, develop and test all software information systems for Year 2000 modifications. Included in other non-interest expenses for the six-month period ending June 30, 1998 are charges totaling $30,000, consisting of personnel costs, consulting fees and depreciation on computer hardware, incurred in order for the Company's computer systems to properly function properly in the year 2000. The total remaining cost of the Year 2000 project is estimated at $60,000; however, it is not anticipated that material incremental costs will be incurred in any single period. The Company expects that the majority of the costs yet to be incurred will be to replace or update existing hardware and software, which will be capitalized and amortized in accordance with the Company's existing accounting policy. In most instances, upgrades to computer hardware and software are being made to improve the capacity and performance of the systems as well as to achieve Year 2000 compliance. Maintenance and modification costs will be expensed as incurred.

The costs of the project and the date on which the Bank plans to complete Year 2000 testing are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors.

The Bank has also assessed the impact of the Year 2000 issue on its major borrowing customers. Borrowers that could experience a significant disruption in their business due to a Year 2000 failure have been identified. Management is in the process of obtaining specific information as to the readiness of these borrowers for Year 2000. Management will complete this assessment process by September 30, 1998.


                    Home Port Bancorp, Inc. and Subsidiaries
           Quantitative and Qualitative Disclosures about Market Risk


The response is incorporated herein by reference from the discussion under the sub-caption "Asset/Liability Management and Market Risk" of the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 5-7 of the Company's 1997 Annual Report.

There has not been a significant change in market risk since the fiscal year ended December 31, 1997.

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

                  a. The annual meeting of shareholders was held on May 15, 1998.

                  b. Set forth below is a brief description of each matter voted upon at the meeting, including the number of votes cast for, against, or withheld, as well as the number abstentions and including a separate tabulation with respect to each nominee fort office:

                  (i)  Election of directors:

                  Charles Jones: 1,736,235 votes for, 7,200 votes withheld. Daniel D. McCarthy: 1,735,859 votes for, 7,576 votes withheld. Robert McKay: 1,736,235 votes for, 7,200 votes withheld.

                  (ii) Ratification of KPMG Peat Marwick LLP as independent auditors for fiscal year 1998: 1,715,484 votes for, 25,201 votes against, 2,750 abstentions

Item 5.           Other Information.

                  A cash dividend of $.20 per common share was declared on April
                  29,   1998.   The  dividend  was  paid  on  May  28,  1998  to
                  shareholders of record as of May 14, 1998.

                  Declaration of dividends by the Board of Directors depends on a number of factors, including capital requirements, regulatory limitations, the Company's operating results and financial condition and general economic conditions.

Item 6.           Exhibits and Reports on Form 8-K.

                  a.     Exhibits -

                        10.1.5 - Consulting Agreement between Home Port Bancorp,
                                 Inc. and Karl L. Meyer dated May 1, 1998.

                        10.1.6 - Home Port  Directors  Restricted  Stock  Option
                                 Plan dated May 1, 1998.

                  b. Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1998.

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


                                             Home Port Bancorp, Inc.
                                             -----------------------
                                                  (Registrant)





Date:  August 11, 1998              By: /s/ William P. Hourihan, Jr.
                                        ----------------------------
                                        William P. Hourihan, Vice President


Date:  August 11, 1998              By: /s/ John M. Sweeney
                                        -------------------
                                        John M. Sweeney, Treasurer
                                        (chief financial & accounting officer)