Form 10QSB
period 1998-09-30
HOME PORT BANCORP INC
filed 1998-11-13
CIK 832769

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


(Mark one)
[ X ] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998 or

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

                             Home Port Bancorp, Inc.


                                      INDEX


PART I - FINANCIAL INFORMATION

        Item 1  - Financial Statements

               Consolidated  Balance  Sheets at September  30, 1998 and December
                    31, 1997.

               Consolidated Statements of Earnings for the three months and nine months ended September 30, 1998 and 1997.

               Consolidated  Statements of Changes in  Stockholders'  Equity for
                    the nine months ended September 30, 1998

               Consolidated  Statements  of Cash Flows for the nine months ended
                    September 30, 1998 and 1997

               Notes to Consolidated Financial Statements

        Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation

        Item 3  - Quantitative and Qualitative Disclosures About Market Risk

PART II - OTHER INFORMATION

               Signatures

                                             Home Port Bancorp, Inc.
                                           Consolidated Balance Sheet

     (In Thousands, Except Share Data)                                            September 30,    December 31,
                                                                                       1998           1997
                                                                                   (unaudited)
                                                                                    ---------      ---------
     Assets

     Cash and due from banks ..................................................     $   4,708      $   5,065
     Interest bearing deposits in banks .......................................         1,961             41
     Federal funds sold .......................................................         9,540             --
                                                                                    ---------      ---------
        Total cash and cash equivalents .......................................        16,209          5,106
     Securities held to maturity (market value $16,473 and $16,655) ...........        16,282         16,661
     Securities available for sale (amortized cost of $7,868 and $6,218) ......         7,979          6,231
     Loans, net of allowance for loan losses of $3,099 and $2,609 (note 3) ....       199,537        163,733
     Loans held for sale ......................................................        16,654         11,169
     Stock in FHLB-Boston, at cost ............................................         3,276          2,442
     Land, buildings and equipment, net .......................................         1,614          1,451
     Accrued income receivable ................................................         1,223          1,040
     Net deferred tax asset ...................................................           111            111
     Prepaid expenses and other assets ........................................           945            871
                                                                                    ---------      ---------
        Total assets ..........................................................     $ 263,830      $ 208,815
                                                                                    =========      =========

     Liabilities and Stockholders' Equity
     Liabilities:
     Deposits (Note 4) ........................................................     $ 199,977      $ 142,436
     Borrowed funds ...........................................................        37,430         41,742
     Accrued expenses .........................................................         2,561          1,384
     Other liabilities ........................................................           449          1,305
                                                                                    ---------      ---------
        Total liabilities .....................................................       240,417        186,867
                                                                                    ---------      ---------

     Commitments and contingencies (notes 3 and 5)

     Stockholders' equity
     Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued             --             --
     Common stock, $.01 par value, 10,000,000 shares authorized, 2,325,494
      shares issued ...........................................................            23             23
     Additional paid-in capital ...............................................        17,473         17,473
     Retained earnings ........................................................        10,248          8,841
     Accumulated other comprehensive income, net:
        Unrealized gain on securities available for sale, net of taxes (note 2)            66              8
     Less: Treasury stock, at cost (483,604 shares) ...........................        (4,397)        (4,397)
                                                                                    ---------      ---------
        Total stockholders' equity ............................................        23,413         21,948
                                                                                    ---------      ---------
        Total liabilities and stockholders' equity ............................     $ 263,830      $ 208,815
                                                                                    =========      =========

     See accompanying notes to unaudited consolidated financial statements.

                                          Home Port Bancorp, Inc.
                              Consolidated Statements of Earnings (Unaudited)


 (In Thousands, Except Per Share Data)                         Three Month Ended        Nine Month Ended
                                                                  September 30,            September 30,
                                                             --------------------      -------------------
                                                               1998         1997         1998        1997
                                                             -------      -------      -------     -------
Interest income:
   Interest on loans ...................................     $ 4,580      $ 3,641      $12,863     $10,660
   Interest on securities ..............................         312          312          969         968
   Dividends ...........................................          52           42          144         119
   Federal funds sold and interest bearing deposits ....          61           20           72          36
                                                             -------      -------      -------     -------
      Total interest income ............................       5,005        4,015       14,048      11,783
                                                             -------      -------      -------     -------
Interest expense:
   Interest on deposits ................................       1,437        1,164        4,000       3,356
   Interest on borrowed funds ..........................         711          603        2,360       1,836
                                                             -------      -------      -------     -------
      Total interest expense ...........................       2,148        1,767        6,360       5,192
                                                             -------      -------      -------     -------
Net interest income ....................................       2,857        2,248        7,688       6,591
Provision for loan losses ..............................          38           38          113         113
                                                             -------      -------      -------     -------
     Net interest income after provision for loan losses       2,819        2,210        7,575       6,478
Non interest income:
   Deposit servicing fees ..............................         119          115          340         313
   Loan servicing fees .................................          58           64          174         195
   Other fees and income ...............................          78           81          229         168
   Net gain from sale of mortgage loans ................          63           12          104          53
   Net loss from securities ............................         --           --            (5)         (9)
                                                             -------      -------      -------     -------
      Total non interest income ........................         318          272          842         720
                                                             -------      -------      -------     -------

                                          Home Port Bancorp, Inc.
                              Consolidated Statements of Earnings (Unaudited)
                                                (continued)


 (In Thousands, Except Per Share Data)                         Three Month Ended        Nine Month Ended
                                                                  September 30,            September 30,
                                                             --------------------      -------------------
                                                               1998         1997         1998        1997
                                                             -------      -------      -------     -------
Non interest expense:
   Salaries and employee benefits ......................         821          667        2,198       1,897
   Building and equipment expenses .....................         163          130          461         369
   Deposit insurance fees ..............................          13           11           41          32
   Professional fees ...................................         160           50          450         169
   Loss on "check-kiting", net of recovery  (Note 7) ...          --           --          460          --
   Other ...............................................         370          271          958         742
                                                             -------      -------      -------     -------
      Total non interest expense .......................       1,527        1,129        4,568       3,209
                                                             -------      -------      -------     -------
Income before income taxes .............................       1,610        1,353        3,849       3,989
Provision for income taxes .............................         562          531        1,337       1,565
                                                             =======      =======      =======     =======
Net Income .............................................     $ 1,048      $   822      $ 2,512     $ 2,424
                                                             =======      =======      =======     =======

Earnings per common share - basic ......................     $  0.57      $  0.45      $  1.36     $  1.32
                                                             =======      =======      =======     =======

Earnings per common share - diluted ....................     $  0.57      $  0.45      $  1.36     $  1.32
                                                             =======      =======      =======     =======

Weighted number of common shares outstanding - basic ...       1,842        1,842        1,842       1,842

Weighted number of common shares outstanding -diluted ..       1,842        1,842        1,842       1,842

 See accompanying notes to unaudited consolidated financial statements

                                               Home Port Bancorp, Inc.
                        Consolidated Statements of Changes in Stockholders' Equity (Unaudited)


(In Thousands, Except Per Share Data)
                                                                                          Accumulate
                                                  Additional                                 Other          Total
                                      Common       Paid-in     Retained      Treasury    Comprehensive  Stockholders
                                       Stock       Capital     Earnings        Stock         Income        Equity
                                     --------     --------     --------      --------      --------      --------
Balance at December 31, 1996 ...     $     23     $ 17,473     $  7,017      $ (4,397)     $    (13)     $ 20,103
Net income .....................           --           --        3,297            --            --         3,297
Other comprehensive income, net
    Change in unrealized gain
on securities available for sale           --           --           --            --            21            21
                                                                                                         --------
    Comprehensive income ........                                                                           3,318

Cash dividends paid at
    $.80 per share .............           --           --       (1,473)           --            --        (1,473)
                                     --------     --------     --------      --------      --------      --------


Balance at December 31, 1997 ...     $     23     $ 17,473     $  8,841      $ (4,397)     $      8      $ 21,948

Net income .....................           --           --        2,512            --            --         2,512
Other comprehensive income, net
    Change in unrealized gain
    on securities available for sale       --           --           --            --            58            58
                                                                                                         --------
     Comprehensive income ......                                                                            2,570
Cash dividends paid at
    $.60 per share .............           --           --       (1,105)           --            --        (1,105)

Balance at September 30, 1998 ..     $     23     $ 17,473     $ 10,248      $ (4,397)     $     66      $ 23,413
                                     ========     ========     ========      ========      ========      ========

See accompanying notes to unaudited consolidated financial statements

                                      Home Port Bancorp, Inc.
                         Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)                                                                 Nine Months Ended
                                                                                  September 30,
                                                                           ----------------------
                                                                              1998          1997
                                                                           --------      --------
Net cash flows from operating activities:
    Net income .......................................................     $  2,512      $  2,424
    Adjustments to reconcile net income to net cash (used in) provided by operating activities:
        Provision for loan losses ....................................          113           113
        Depreciation of building and equipment .......................          218           180
        Net gain on sale of mortgage loans ...........................         (104)          (53)
        Net loss on securities .......................................            5             9
        Net amortization of securities premiums ......................           23            62
        Amortization of deferred loan origination fees ...............         (172)         (172)
        Amortization of deferred premiums on loans sold ..............           24             4
        Net increase in accrued income receivable ....................         (183)          (19)
        Net increase (decrease) in accrued expenses ..................        1,177            74
        Net (increase) decrease in loans held for sale ...............       (5,405)       (1,963)
        Net increase in prepaid expenses and other assets ............          (74)          (38)
        Net decrease in other liabilities ............................         (856)         (681)
        Net (increase) decrease in deferred income taxes .............          (40)          (19)
                                                                           --------      --------
Net cash (used in) provided by operating activities ..................       (2,762)          (79)
                                                                           --------      --------

Cash flows from investing activities
    Purchases of securities held to maturity .........................       (6,446)       (4,998)
    Purchases of securities available for sale .......................       (5,325)       (2,984)
    Proceeds from sales of securities available for sale .............          950         1,239
    Proceeds from maturities/calls of securities .....................        7,930         6,242
    Principal payments on mortgage-backed securities .................        1,591           907
    Net increase in loans ............................................      (35,745)      (13,879)
    Purchases of land, buildings and equipment .......................         (381)         (190)
    Proceeds from the sales of other real estate owned ...............           --            61
    Purchase of Federal Home Loan Bank stock .........................         (834)         (121)
                                                                           --------      --------

Net cash used in investing activities ................................      (38,260)      (13,723)
                                                                           --------      --------
Cash flows from financing activities:
    Net increase (decrease) in deposits ..............................       57,541         7,805
    Federal Home Bank advances .......................................       13,000        16,500
    Federal Home Loan Bank repayments ................................       (7,795)      (12,605)
    Net increase in short term borrowings ............................       (9,516)       (1,359)
    Cash dividends paid ..............................................       (1,105)       (1,106)
                                                                           --------      --------
Net cash provided by financing activities ............................       52,125         9,235
                                                                           --------      --------

                                      Home Port Bancorp, Inc.
                         Consolidated Statements of Cash Flows (Unaudited)
                                           (continued)

(In Thousands)                                                                 Nine Months Ended
                                                                                  September 30,
                                                                           ----------------------
                                                                              1998          1997
                                                                           --------      --------
Net  increase (decrease) in cash and cash equivalents ................       11,103        (4,567)
Cash and cash equivalents at beginning of period .....................        5,106         9,819
                                                                           --------      --------
Cash and cash equivalents at end of period ...........................     $ 16,209      $  5,252
                                                                           ========      ========

Supplemental  disclosures of cash flow information:
Cash paid during the period for:
        Interest .....................................................     $  6,370      $  5,170
        Income taxes .................................................          505         1,610

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

2. New Accounting Pronouncements

Statement  of  Financial  Accounting  Standards  ("SFAS")  No.  130,  "Reporting
Comprehensive Income," is effective for the Company's financial statements beginning in 1998. SFAS No. 130 establishes standards for reporting and displaying comprehensive income, which is defined as all changes to equity except investments by and distributions to shareholders. Net income is a component of comprehensive income, with all other components referred to in the aggregate as other comprehensive income. The Company's disclosure currently complies with the provisions of this statement. The following table shows the components of other comprehensive income for the year ended December 31, 1997 and the nine months ended September 30, 1998.

                                                           Nine Months        Year
                                                              Ended          Ended
                                                            Sept. 30,     December 31,
                                                              1998            1997
                                                             ------          ------
Net Income ........................................          $2,512          $3,297
Other comprehensive income, net of tax
   Unrealized gains on securities:
 Unrealized holding gains arising during the period              51              13
 Add: reclassification adjustment for losses
       included in net income, net of tax .........               7               8
                                                             ------          ------
Net ...............................................              58              21
                                                             ------          ------
Comprehensive Income ..............................          $2,570          $3,318
                                                             ======          ======

                    Home Port Bancorp, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements

In June 1998, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in balance sheet and measure those instruments at fair market value. Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement is not expected to have a material effect on the Company's consolidated financial statements.


3.  Loans, Net (in thousands)

The composition of the balances of loans is as follows:

                                                 September 30,       December 31,
                                                     1998                1997
                                                  ---------           ----------
Mortgage loans:
     Residential
          Fixed ........................          $  22,690           $  22,345
          Adjustable ...................             89,050              71,992
     Residential construction ..........             52,891              21,827
     Commercial ........................             40,135              36,188
     Commercial construction ...........              8,277               4,535
                                                  ---------           ---------
            Total principal balances ...            213,043             156,887
Less:
     Due borrowers on uncompleted loans
          Residential ..................            (23,604)             (4,719)
           Commercial ..................             (2,551)             (1,845)
     Deferred loan origination fees ....               (666)               (474)
                                                  ---------           ---------
          Total mortgage loans .........            186,222             149,849
Other loans:
     Commercial business ...............             10,585              10,425
      Second mortgage ..................              1,848               1,712
      Home equity ......................              1,560               1,975
      Passbook and stock secured .......                677                 817
      Consumer .........................              1,744               1,564
                                                  ---------           ---------
           Total other loans ...........             16,414              16,493
Less: Allowance for loan losses ........             (3,099)             (2,609)
                                                  =========           =========
           Loans, net ..................          $ 199,537           $ 163,733
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

                    Home Port Bancorp, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements

A summary of the transactions in the allowance for loan losses is as follows:

                                                            Nine Months Ended
                                                              September 30,
                                                         -----------------------
                                                           1998           1997
                                                         -------        --------
Balance at beginning of period ...................       $ 2,609        $ 2,365
       Provisions ................................           113            113
       Recoveries ................................           393            163
       Realized losses charged to allowance ......           (16)           (22)
                                                         -------        -------
Balance at end of period .........................       $ 3,099        $ 2,619
                                                         =======        =======

Non-performing loans are summarized as follows:

                                                             Sept. 30,  December 31,
                                                               1998         1997
                                                             ---------  -----------
Loans accounted for on a non-accrual basis ...........         $ --         $ --

Accruing loans 90 days past due ......................          278           10
Impaired loans .......................................           --           --

4.  Deposits (in thousands)

A summary of deposit balances, by type, is as follows:

                                                      September 30,    December 31,
                                                          1998             1997
                                                        --------        --------
Demand (non-interest bearing) ..................        $ 20,524        $ 11,226
Savings:
     NOW .......................................          50,428          28,072
     Regular and 90-day notice accounts ........          19,163          15,090
     Money market deposit accounts .............          41,454          26,766
     Advance payments from mortgagors ..........             257             236
                                                        --------        --------
          Total savings ........................         111,302          70,164
                                                        --------        --------
Time certificates of deposit ...................          68,151          61,046
                                                        --------        --------
         Total deposits ........................        $199,977        $142,436
                                                        ========        ========

                    Home Port Bancorp, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements

5.  Commitments

In the normal course of business, there are outstanding commitments that are not reflected in the balance sheet. Firm commitments to originate mortgage and commercial loans were $13.5 million at September 30, 1998.

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

6.  Stock Option Plan

Effective May 1, 1998 the Company's Board of Directors adopted the Home Port Bancorp, Inc. Directors Restricted Stock Option Plan ("Plan"). The Plan authorizes the grant of non-qualified stock options to "Participants", who are defined as Directors of the Company who are not employees or paid consultants. The Plan is administered by the Company's Compensation Committee, which must include at least two non-employee members of the Company's Board of Directors. A total of 25,000 shares of the Company's Common Stock ("Common Stock") have been reserved for issuance under the Plan. Options are granted pursuant to a formula. The formula provides that each incumbent member of the Company's Board of Directors be offered a grant of options to purchase up to 5,000 shares of Common Stock, 20% of which vest upon grant, with the remainder vesting ratably over the next four years. Options are to be granted at fair market value, calculated by averaging the bid and ask price of the Common Stock over the twenty trading days prior to the date of the grant. Options granted expire ten years from the date of grant (the Board is currently reviewinlg the provisions which relate to events which will permit exercise of the options.) In the event of a change of control, as defined in the Plan, all options granted under the Plan shall immediately become fully vested.

                    Home Port Bancorp, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements

As of September 30, 1998, options to purchase 25,000 shares of Common Stock were outstanding, of which 5,000 shares were vested. No shares are currently available for future grant under this Plan. Stock option plan activity is summarized in the following table:

                                                                                        Weighted
                                                Shares Under          Option            Average
                                                   Option             Prices        Exercise Price
Balance December 31, 1997                            ---                ---               ---
   Granted                                         25,000             $26.474           $26.474
   Exercised                                          ---                 ---               ---
   Cancelled                                          ---                 ---               ---
                                                  =======             =======           =======
  Balance September 30, 1998                       25,000             $26.474           $26.474
                                                  =======             =======           =======

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

7. Loss on "Check-Kiting"

In March 1998 the Company announced that an investigation by Nantucket Bank management revealed an apparent "check-kiting" scheme by one of its customers, whereby checks drawn on Nantucket Bank were timed to be covered by checks drawn on another bank while checks drawn on that other bank were covered by checks drawn on Nantucket Bank. The consequences of the described "check-kiting" caused an overdraft of $518,000. A charge of $560,000, which included estimated legal and other collection expenses, was recognized in the first quarter of 1998. On July 3, 1998 Nantucket Bank entered into a settlement agreement with the customer. Pursuant to the terms of this settlement agreement, the Bank received funds of $100,000, which was recognized as a recovery in the second quarter of 1998. In addition, the Bank also received a second mortgage on two properties owned by the customer and a promissory note of $447,200. Under the terms of the promissory note the customer is required to make monthly payments beginning May 1, 1999 and continuing through October 1, 2018. Proceeds from both the promissory note and second mortgages will be recognized on a cash basis. No additional proceeds were received in the third quarter of 1998.

8.  Earnings per share

The Company has adopted the provisions of SFAS No. 128, "Earnings Per Share." This statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock. This statement replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of

                    Home Port Bancorp, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements

the income statement for all entities with complex capital structures and requires a reconciliation of the numerators and denominators of the basic and diluted EPS computations. This statement also requires a restatement of all prior-period EPS data presented. At September 30, 1998 there is no difference between the Company's computation of basic and diluted earnings per share because the effect of stock options issued and unexercised is anti-dilutive.
At December 31, 1997 the Company did not have a complex capital structure.

                    Home Port Bancorp, Inc. and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
              Unaudited Interim Information for September 30, 1998

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

                           Consolidated Balance Sheet

The Company's total assets grew by $55 million, or 26.3% during the first nine months of 1998 to $263.8 million at September 30, 1998 from $208.8 million at December 31, 1997. For the comparable nine month period in 1997, total assets increased by $11.1 million, or 5.8%, to $201 million from $189.9 million. Major balance sheet categories are discussed in detail below.

Net loans outstanding (including loans held for sale) were $216.2 million at September 30, 1998, an increase of $41.3 million, or 23.6%, from $174.9 million at December 31, 1997. For the comparable period in 1997, loans increased $15.9 million, or 10.5%, to $167.2 million from $151.3 million. Loan sales totaled $28.8 million during the first nine months of 1998 as compared to $10.5 million for the corresponding 1997 period. Mortgage loan originations totaled $114.4 million during the 1998 period and $52.1 million in the comparable 1997 period. The increase in loan originations in 1998 is attributed to strong real estate sales activity on Nantucket, an increase in refinancing activity due to lower interest rates and the Bank's marketing efforts. The Bank's lending activities are conducted solely on Nantucket.

Total deposits increased by $57.5 million, or 40.4%, to $200.0 million at September 30, 1998 from $142.4 million at December 31, 1997. For the nine months ending September 30, 1997, deposits increased $7.8 million, or 5.8%, to $142.9 million. The increase in deposits in 1998 is attributed to the strong Nantucket economy and the Bank's marketing efforts. Substantially all of the Bank's deposits are from Nantucket-related individuals, businesses and government entities. Brokered deposits, a minor funding source, decreased to $1.3 million at September 30, 1998 from $2.6 million a year earlier.

                    Home Port Bancorp, Inc. and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
              Unaudited Interim Information for September 30, 1998


Borrowed funds, consisting of Federal Home Loan Bank advances, totaled $37.4 million at September 30, 1998, a decrease of $4.3 million from the December 31, 1997 total of $41.7 million.

Total stockholders' equity increased by $1.5 million to $23.4 million at September 30, 1998 from $21.9 million at December 31, 1997. This increase reflects net income of $2.5 million less cash dividends declared of $1.1 million.

                              Results of Operations


For the quarter ended September 30, 1998, the Company reported net income of $1.0 million or $0.57 per basic and diluted share compared to net income of $822 thousand or $0.45 per basic and diluted share for the quarter ended September 30, 1997. For the nine months ended September 30, 1998 net income totaled $2,512 million, or $1.36 per basic and diluted share, compared to $2.4 million, or $1.32 per basic and diluted share, for the comparable 1997 period.

Net income in 1998 has been affected by non-recurring charges, which primarily consist of the previously announced check-kiting loss. The Company has also incurred certain non-recurring expenses in conjunction with the formation of it's subsidiary N. Realty Corp., which intends to elect to be taxed as a real estate investment trust for federal and Massachusetts tax purposes. These non-recurring charges have reduced net income for the three and nine month periods ending September 30, 1998 by $80 thousand and $450 thousand, respectively, on an after-tax basis.

Net Interest Income

Net interest income increased $609 thousand, or 27.6%, in the third quarter of 1998 as compared to the prior year quarter. For the nine months ending September 30, 1998, net interest income increased by $1.1 million, or 16.9%, as compared to the prior year. On a fully tax-equivalent basis this increase was $1.2 million for the year-to-date periods. The increase in net interest income is due to an increase in the average volume of loans and deposits offset by a reduction in the interest rate spread. Additional information on average balances, interest and yields is included in the following two tables:

                    Home Port Bancorp, Inc. and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
              Unaudited Interim Information for September 30, 1998

(in thousands)                              Nine Months Ended Sept. 30, 1998         Nine Months Ended Sept. 30, 1997
                                          -----------------------------------        ---------------------------------
                                          Average         Interest     Yield/        Average       Interest     Yield/
                                          Balance (1)        (2)        Rate         Balance (1)      (2)        Rate
                                           --------        ------       ----          --------      ------       ----
Interest earning assets:
    Residential loans                      $146,754        $8,290       7.53%         $106,528      $6,554       8.19%
    Commercial loans                         56,527         4,143       9.77%           47,976       3,660      10.17%
    Consumer loans                            5,789           430       9.90%            5,993         446       9.92%
                                           --------        ------       ----          --------      ------       ----
Total loans                                 209,070        12,863       8.20%          160,497      10,660       8.84%
    Securities and FHLB Stock                26,561         1,246       6.25%           26,050       1,151       5.89%
                                           --------        ------       ----          --------      ------       ----
Total interest earning assets               235,631        14,109       7.98%          186,547      11,811       8.43%
                                           --------        ------       ----          --------      ------       ----

Interest bearing liabilities:
    Deposits                                150,472         4,000       3.55%          119,084       3,356       3.77%
    Borrowed funds                           51,737         2,360       6.10%           39,835       1,836       6.16%
                                           --------        ------       ----          --------      ------       ----
Total interest bearing liabilities          202,209         6,370       4.21%          158,919       5,192       4.38%
                                           --------        ------       ----          --------      ------       ----

Net interest income                                        $7,749                                   $6,619
                                                           ======                                   ======

Interest rate spread                                                    3.77%                                    4.06%
                                                                       ======                                    ====

Net interest margin                                                     4.38%                                    4.70%
                                                                       =====                                     ====

(1) Tax-equivalent adjustment has been included in the calculations to reflect this income as if it had been fully taxable. The tax-equivalent adjustment is based upon the applicable federal and state income tax rates. The FTE adjustment included in interest income was $61 thousand in 1998 and $28 thousand in 1997.

(2) Average balances include the assets held for sale, available for sale and held to maturity.

                    Home Port Bancorp, Inc. and Subsidiaries
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
              Unaudited Interim Information for September 30, 1998

The effect on net interest income as a result of changes in average interest rates and balances follows:

(in thousands)                          Nine Months Ended September 30, 1998 vs. 1997
                                       -----------------------------------------------
                                               Changes Due to Increase (Decrease)
                                       -----------------------------------------------
                                                                              Average
                                                   Average        Average       Rate/
                                         Total     Balance (1)     Rate (2)   Volume (3)
                                       --------     -------      --------     --------
Interest earning assets:
    Residential loans ............     $ 1,736      $ 2,474      $  (535)     $  (203)

    Commercial loans .............         483          652         (144)         (25)

    Consumer loans ...............         (16)         (15)          (1)        --

                                       -------      -------      -------      -------
Total loans ......................       2,203        3,111         (680)        (228)
    Securities FHLB Stock ........          95           23          670            2
                                       -------      -------      -------      -------
Total interest earning assets ....       2,298        3,134         (610)        (226)
                                       -------      -------      -------      -------

Interest bearing liabilities:
    Deposits .....................         644          887         (196)         (47)
    Borrowed funds ...............         524          550          (18)          (8)
                                       -------      -------      -------      -------
Total interest bearing liabilities       1,168        1,437         (214)         (55)

                                       =======      =======      =======      =======
Net interest income ..............     $ 1,130      $ 1,697      $  (396)     $  (171)
                                       =======      =======      =======      =======

(1) Represents the changes in average balance  multiplied by prior period yield.
(2) Represents the changes in yield  multiplied by prior period average balance.
(3) Represents the changes in yield multiplied by changes in average balance.

Non-interest income

Non-interest income increased to $318 thousand in the third quarter of 1998 from $272 thousand in the comparable 1997 quarter. For the nine months ended September 30, 1998 non-interest income increased to $842 thousand from $720 thousand in the comparable 1997 period. These increases were due to increases in deposit service fees as a result of increases in deposits, increases in merchant credit card processing fees as a result of additional volume and an increase in gains from the sale of loans resulting from a favorable interest rate environment.

                    Home Port Bancorp, Inc. and Subsidiaries
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
              Unaudited Interim Information for September 30, 1998

Non-interest expense

Non-interest expense increased by $398 thousand, or 35.2%, to $1.5 million in the third quarter of 1998 from $1.1 million in the comparable 1997 period. For the nine months ended September 30, 1998 non-interest expense, excluding the effect of the "check-kiting" situation, increased by $899 thousand, or 28.0%, to $4.1 million from $3.2 million in 1997. Approximately one-third of both the quarter and year-to-date increases are due to non-recurring costs incurred in conjunction with the formation of N. Realty Corp. The remaining increases are due to staffing and other costs to service the additional loan and deposit business in 1998.

Return on Equity

Return on average equity decreased to an annualized rate of 14.95% for the nine months ended September 30, 1998 from 15.64% for the same period in 1997. This decrease is the result of the previously described non-recurring expenses.

Provision for Loan Losses

The allowance for loan losses at September 30, 1998 was $3.1 million or 1.41% of total loans compared to $2.6 million, or 1.47% of total loans, at December 31, 1997. During the nine months ending September 30, 1998 the loan loss reserve increased by $490 thousand due to recoveries of $393 thousand and a loan loss provision of $113 thousand, offset by charge-offs of $16 thousand. The Bank believes its current level of loan loss reserves to be adequate. Any unforeseen future economic problems, however, could lead to the Bank experiencing additional delinquencies that may require additional provisions for loan losses.

Non-performing Loans and Other Real Estate Owned

The Bank's non-performing loans totaled $278 thousand at September 30, 1998, all which were accruing loans with payments past due ninety or more days.
Non-performing loans at December 31, 1997 totaled $10 thousand of past due accruing loans. None of these loans were to affiliated persons. At both September 30, 1998 and December 31, 1997 the Bank had no other real estate owned. The Bank had no loans which were considered "impaired" within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 114 and 118 at either June 30, 1998 or December 31, 1997.

At September 30, 1998 management has identified $891 thousand of loans that, while currently performing, may pose potential problems due to some doubts about the ability of the borrowers to comply with all of their present loan repayment terms. The resolution of these loans is not yet known. The Bank believes that its allowance for loan losses is adequate to absorb any losses that may result from these loans.

Income Taxes

The Company's effective income tax rate for the quarter ended September 30, 1998 was 34.9% compared to 39.2% for the quarter ended September 30, 1997. For the nine months ended September 30, 1998 the effective tax rate was 34.7% compared

                    Home Port Bancorp, Inc. and Subsidiaries
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
              Unaudited Interim Information for September 30, 1998

to 39.2% in the comparable 1997 period. The lower effective tax rate in 1998 is reflective of the proportion of income earned by certain non-bank subsidiaries that is taxed, for state tax purposes, at lower rates. In 1998 more income was generated through non-bank subsidiaries as compared to 1997.

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

At September 30, 1998 and December 31, 1997 the Company's and the Bank's capital ratios were in excess of regulatory requirements.

Year 2000 Update

     This report has been issued under the guidelines of the "Year 2000 Information and Readiness Disclosure Act of 1998" ("Act") and should be viewed within the guidelines of the Act regarding the Year 2000 problem in general and the Bank's efforts to address the Year 2000 problem.

The Company and the Bank are subject to the regulations of the Federal Reserve Bank, the Federal Deposit Insurance Corporation (FDIC) and the Federal Financial Institutions Examination Council. These agencies have issued Year 2000 (Y2K) Guidelines that establish minimum standards for safety and soundness and describe certain essential steps that each supervised financial institution must take to become Year 2000 ready. The Guidelines require a bank to:

          ensure the involvement of the Board of Directors and management in the institution's Year 2000 efforts,

          adopt a written project plan,

          renovate its mission-critical systems,

          complete tests of the renovated mission-critical systems by specific deadlines,

          plan for contingencies, and

          manage customer risk.

                    Home Port Bancorp, Inc. and Subsidiaries
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
              Unaudited Interim Information for September 30, 1998

The following paragraphs describe the Company's current status as regards the Y2K issue. Both the Company's and the Bank's Year 2000 efforts are contained in the Bank's Y2K Project Plan (Plan). The Plan addresses both information technology (IT) and non-information technology (non-IT) systems. Substantially all of the software used by the Bank is provided by outside vendors.
Mission-critical on-line transaction processing and data warehousing services are provided by a data processing vendor. Other, less critical, systems are supported by purchased applications software. The Bank has and will continue to utilize both internal and external resources to complete its Y2K remediation efforts.

State of readiness:
The Bank's Plan includes an assessment of its computer hardware and software systems and vendor supplied systems. The Plan divides the process of achieving Year 2000 compliance into five phases: Awareness, Assessment, Renovation,
Validation and Implementation. The Bank is continually evaluating mission-critical vendor plans and monitoring project milestones for all systems.

For IT systems, the Bank has substantially completed the Awareness, Assessment and Renovation phases. The Bank continues to work closely with the vendor (NCR Corporation) that supplies it's mission-critical data warehousing and on-line transaction processing system. The Bank is currently in the process of testing this key system to validate its Year 2000 readiness. Other IT systems are in either the validation phase or the implementation phase. The Bank expects to test all but one of it's IT systems in the 4th quarter of 1998. The Bank will continue testing throughout 1999 to ensure that systems remain Year 2000 compliant.

The Bank is also addressing the Year 2000 readiness of embedded microcontrollers in non-IT systems. The Bank accelerated the installation of a new Year 2000-compliant telephone and voice-mail system during the third quarter of 1998 due in part to Year 2000 concerns. Other non-IT systems that contain embedded microcontrollers are mostly in the validation process. One system is in the assessment phase.

Costs to address Year 2000 issues:
Included in other non-interest expenses for the nine-month period ending September 30, 1998 are charges totaling approximately $30 thousand, consisting of personnel costs, consulting fees and depreciation expense, incurred in order for the Bank's computer systems to properly function properly in the year 2000. The total remaining cost of the Year 2000 project is estimated at approximately $60 thousand. It is not anticipated that material incremental costs will be incurred in any single period. The Company will continue to utilize both internal and external resources to update, or replace, develop and test all software information systems for Year 2000 modifications. The Company expects that the majority of the costs yet to be incurred will be to replace or update existing hardware and software, which will be capitalized and amortized in accordance with the Company's existing accounting policy. In most instances, upgrades to computer hardware and software are being made to improve the capacity and performance of the systems as well as to achieve Year 2000 compliance. Maintenance and modification costs will be expensed as incurred.

                    Home Port Bancorp, Inc. and Subsidiaries
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
              Unaudited Interim Information for September 30, 1998

The costs of the project and the date on which the Bank plans to complete Year 2000 testing are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors.

Risks of Year 2000 issues:
While the Bank is working closely with its significant third party vendors, there can be no guarantee that the systems of these vendors, or other companies, on which the Bank's systems rely, will be fully Year 2000 complaint. Therefore, the Bank could possibly be negatively impacted to the extent other entities not affiliated with the Bank are unsuccessful in properly addressing their respective Year 2000 compliance responsibilities. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

Contingency planning:
The Bank has drafted a contingency and business resumption plan that outlines the procedures that are to be followed in the event that any mission critical systems fail after January 1, 2000. The Bank's contingency plans include the possibility that the Bank would not be able to process customer transactions through its internal on-line system for a period of time - which management believes would not be excessive - following December 31, 1999 and for an inability to furnish customer statements on a timely basis in January 2000. The inability to process transactions on-line would have a limited impact on the operations of the Bank because, historically, transaction volumes are lower during the winter months. The inability to furnish account statements would have a negative impact on the Bank's reputation, but in light of the growing public awareness of the Year 2000 crisis, management does not believe that the impact would be material.

The Year 2000 Committee (Committee) of the Bank continues to review areas of concern including the Bank's reliance on third-party vendors who supply the Bank with critical applications. These crucial third parties include utility companies (Nantucket Electric and BellAtlantic), Automated Teller Networks (Express24/NYCE), the Federal Funds Transfer System (FedWire) and the Federal Home Loan Bank of Boston (FHLBB). The Bank's daily interaction with each of these third parties is crucial to many of the Bank's functions and the loss - even for a short period of time - of any or all could materially impact the Bank's short term profitability.

During the 4th quarter of 1998, the Committee will work to finalize the Bank's contingency plans. Testing of the plans is expected to begin during the 1st quarter of 1999 and will continue through the end of the year. The Committee continues to review updates from the various regulatory and utility providers and will evaluate changes to the contingency plan that may include provisions for the expanded cash management and short-term lending arrangements between the Bank and the FHLBB and additional cash availability at the branch level to meet the emergency needs of the Bank's customers.

                    Home Port Bancorp, Inc. and Subsidiaries
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
              Unaudited Interim Information for September 30, 1998

Impact on major deposit and loan customers:
The Bank has assessed the impact of the Year 2000 issue on its major loan and deposit customers. Certain borrowers and depositors that could potentially experience a significant disruption in their business due to a Year 2000 failure have been identified. The risks to the Bank as a result of Year 2000 failures of these customers is being assessed on a customer-by-customer basis. No credit losses have been incurred by the Bank to date as a result of the Year 2000 issue. The potential impact on depositors has been considered in the Bank's liquidity plan for 1999 and 2000.

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

Item 2.           Changes in Securities.
                  Not applicable.

Item 3.           Defaults Upon Senior Securities.
                  Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders
                  None

Item 5.           Other Information.


                  A cash dividend of $.20 per common share was declared on July 27, 1998. The dividend was paid on August 27, 1998 to shareholders of record as of August 13, 1998.

                  Declaration of dividends by the Board of Directors depends on a number of factors, including capital requirements, regulatory limitations, the Company's operating results and financial condition and general economic conditions.

Item 6.           Exhibits and Reports on Form 8-K.

                  a.     Exhibits - None

                  b. Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                    Home Port Bancorp, Inc. and Subsidiaries

                                   Signatures

         In accordance with the requirements of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     Home Port Bancorp, Inc.
                                          --------------------------------------
                                                        (Registrant)





Date:  November 12, 1998              By: /s/ William P. Hourihan, Jr.
                                          ---------------------------
                                          William P. Hourihan, Vice President


Date:  November 12, 1998              By: /s/ John M. Sweeney
                                          -------------------
                                          John M. Sweeney, Treasurer
                                          (chief financial & accounting officer)