Form 10-K
period 1998-12-31
HOME PORT BANCORP INC
filed 1999-03-31
CIK 832769

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

(Mark One)
[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

[   ]  TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
ACT OF 1934 (NO FEE REQUIRED) For the transition period from to

                         COMMISSION FILE NUMBER: 0-17099


                             HOME PORT BANCORP, INC.
                             -----------------------
                 (Name of small business issuer in its charter)


        Delaware                                                04-3016821
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

104 Pleasant Street, Nantucket, Massachusetts                      02554
---------------------------------------------                      -----
(Address of principal executive offices)                        (Zip Code)


Issuer's telephone number:                        (508) 228-0580
                                                  --------------

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

     State the issuer's revenues for the most recent fiscal year:  $20,241,000.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sales price of the registrant's common stock as quoted on the National Association of Securities Dealers, Inc. Automated Quotation National Market System on March 5, 1999 which was $ 23.75 per share, is $34,946,439.

     As of March 5, 1999, there were outstanding 1,841,890 shares of the registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Information required by Part II (Items 5, 6, 7 and 8) of this Form is incorporated by reference herein from the Annual Report to Stockholders for the year ended December 31, 1998 (the "Annual Report").
2. Information required by Part III (Items 10, 11 and 12) of this Form is incorporated by reference herein from the definitive proxy statement (the "Proxy Statement") relating to the 1999 Annual Meeting of Stockholders.
3. Certain Exhibits to the registrant's Form S-1 Registration Statement (No. 33-21794) are incorporated by reference in response to Part III, Item 13.

     Preliminary Note in Regard to Forward-looking Statements. This annual report on Form 10-K contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the registrant's actual results to differ materially from those contemplated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Results." These and other risks are also detailed from time to time in the registrant's filings with the Securities and Exchange Commission.

     Certain Factors That May Affect Future Results. The following important factors, among others, could cause actual results to differ materially from those contemplated by forward-looking statements made in this annual report on Form 10-K or presented elsewhere by management from time to time. Defined terms used elsewhere in this annual report have the same meanings herein as therein. A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, the Bank's continued ability to originate quality loans, fluctuation of interest rates, real estate market conditions in the Bank's lending area, general and local economic conditions, Year 2000 issues, the Bank's continued ability to attract and retain deposits, new accounting pronouncements, and changing regulatory requirements.

                                     Part I

     Item 1.  DESCRIPTION OF BUSINESS

     General

     The Company. Home Port Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Delaware on November 12, 1987 for the purpose of becoming a holding company. On August 30, 1988, the Company acquired all of the common stock of Nantucket Bank (the "Bank" or "Nantucket Bank") following the Bank's conversion from a Massachusetts chartered mutual savings bank to a Massachusetts chartered stock savings bank. The Company is currently a single bank holding company registered under the Federal Bank Holding Company Act. As of December 31, 1998, the assets of the Company on an unconsolidated basis consisted principally of the capital stock of the Bank. The Company is subject to the regulations of, and periodic examinations by, the Federal Reserve Bank, the Commissioner of Banks of the Commonwealth of Massachusetts (the "Commissioner") and the Federal Deposit Insurance Corporation ("FDIC"). The Company's banking activities are conducted solely in Nantucket through its subsidiary, Nantucket Bank.

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

     The Bank provides a full range of banking services to individual and corporate customers on the island of Nantucket. The Bank's primary services consist of attracting deposits from consumers and businesses on Nantucket and originating loans on Nantucket real estate, including both residential and commercial properties. Due to the seasonal tourist-related economy on Nantucket, the Bank's deposits generally peak during the summer months. The Bank's real estate lending business is generally not impacted by the seasonal economy. The Bank also grants commercial business loans and consumer loans. Commercial business loans normally peak in the spring, as merchants borrow to finance inventory and other purchases in advance of the tourist season. The Bank routinely sells loans in the secondary market, normally retaining the servicing rights. The Bank invests a portion of its funds in money market instruments, federal government and agency securities and corporate bonds. The Bank utilizes the Federal Home Loan Bank of Boston ("FHLB") as an additional source of funds.

     The Nantucket Real Estate Market. The Nantucket real estate market has improved substantially over the past several years, after experiencing a severe downturn during the early 1990's. Total real estate sales on Nantucket totaled $401 million in 1998, a sizable increase from the $318 million recorded in 1997. During 1998, median price of a home on Nantucket was $450,000, an increase of 13% from the $400,000 median price in 1997. Since 1995 the median home price on Nantucket sold has increased by 55%. In 1998 there were 66 recorded sales of properties exceeding $1 million, compared to 52 in 1997.

     Deterioration in the local or national economies could have a negative impact on the Nantucket real estate market. A downturn in the Nantucket real estate market could result in an increase in loan delinquencies for the Bank, which could have a negative effect on the Company's results of operations due to the possibility of additional loan loss provisions and reduced interest income.

Lending Activities

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

      Residential mortgage loans made by the Bank have traditionally been long-term loans made for periods of up to 30 years at either fixed or adjustable rates of interest. It has generally been the Bank's policy to sell most of its longer term (greater than 10 years) fixed rate loans and a portion of its adjustable rate loans, while retaining the servicing rights. The Bank's Asset/Liability Committee ("ALCO"), which is comprised of the Bank's senior management and certain other officers, reviews this policy from time to time as part of the Bank's overall asset/liability management program.

     The majority of long-term fixed rate loans are originated using underwriting standards and standard documentation allowing their sale to FHLMC. The Bank also offers jumbo fixed and variable rate mortgages. The underwriting standards for jumbo loans are similar to those used for non-jumbo mortgages. The Bank sells a portion of its jumbo mortgages.

     The majority of the Bank's loan originations are adjustable rate residential mortgage loans. The interest rate on these loans may either adjust on an annual basis, or feature an initial period, generally three to ten years, during which the interest rate is fixed. Generally, interest rates adjust on an annual basis after any initial fixed rate term. During 1999, most adjustable rate loan originations featured an initial fixed rate term. Adjustable rate loans may have limitations on the amount of the adjustment of 2.0% per adjustment and 6.0% over the life of the loan, and on the periods within which the adjustments may be made. Rate adjustments on residential mortgage loans are generally tied to the weekly average yield on U.S. Treasury securities adjusted to constant maturities of one year. Despite the benefits of adjustable rate mortgage loans to the Bank's asset/liability management program, they do pose potential additional risks, primarily because as interest rates rise, the underlying payments by the borrowers rise, increasing the potential for default, while at the same time the marketability of the underlying property may be adversely affected by higher interest rates. The history of the one year Treasury bill index, as of the last business day of each year for the last three years, shows that this index has fluctuated from 5.47% in 1996 to 5.53% in 1997 and 4.52% in 1998.

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

     Commercial Real Estate Lending. The Bank originates permanent and construction loans on commercial real estate. These loans mainly consist of mortgages primarily on investment properties and properties utilized by retail and small service businesses such as restaurants, guest houses and various retailers. The Bank lends for speculative real estate construction activities on a limited basis and closely monitors these loans. At December 31, 1998, such loans accounted for $6.4 million, or 2.9%, of the total loan portfolio (excluding loans held for sale).

     The Bank's current policy limits commercial real estate loans (including both permanent and construction) to 30% of the total loan portfolio. At December 31, 1998 commercial real estate loans totaled 20.6% of the Bank's loan portfolio (including loans held for sale) as compared to 21.8% at the end of 1997.

     During 1997 and 1998 most commercial real estate loans were granted for up to 75% of the appraised value of the property. Most of these loans were for terms from 6 months to 20 years at interest rates adjustable from one to three year periods at the Bank's sole discretion, or to a specific spread over the prime rate published in the Wall Street Journal. This policy has enabled the Bank to adjust the interest rate yield on the commercial real estate portfolio to compensate for changes in costs of funds, credit risk and balance relationships maintained by the borrowers. The periodic adjustable rate feature of this portfolio can enhance the Bank's liquidity by sale of these loans to participants when deemed advisable. Protection of the Bank's interest in the real estate collateral is covered by use of title, fire, casualty and flood insurance in applicable amounts.

     Commercial real estate lending may entail significant additional risks compared to residential mortgage lending. Loan size typically may be larger. Payment experience on such loans can be more easily influenced by adverse conditions in the economy or in the real estate market. Construction financing involves a higher degree of risk of loss than long term financing on improved occupied real estate. Property values at completion of construction or development can be influenced by underestimation of construction costs. The Bank may be required to advance funds beyond the original commitment in order to finish the development. If projected cash flows or value of the property proves to be inaccurate because of unanticipated construction costs or lower than expected sales volume, the project may have a value that is insufficient to assure full repayment.

     Construction loans on commercial properties are extended to individuals, unincorporated small business borrowers or to their companies, partnerships, trusts or other business entities formed to hold title to the business property. Such loans are made for periods up to 21 years with interest only during the construction period (usually nine to twelve months) and regular amortization thereafter. Funds are disbursed as prespecified stages of construction are completed.

     Commercial Business Loans. The Bank offers a wide variety of commercial loan services, including short and long-term business loans, lines of credit and letters of credit. The principal market for these loans is small to medium size businesses in Nantucket. Most commercial business loans are written generally for terms of 30 to 180 days or under one year as a line of credit. Longer-term commercial business loans are granted up to five years and are subject to daily or monthly rate adjustments based on the prime rate as published in the Wall Street Journal. These interest rate sensitive loans allow the Bank to maintain an interest rate spread over its cost of funds. The interest rate paid by individual customers over the base rate is determined by the lenders and Bank management after consideration of the degree of credit risk, term of the loan, the borrower's overall relationships, the size of the loan and other pertinent criteria. These loans may be advanced on an unsecured basis or may be secured by real estate, inventory or other business assets. Loans to commercial businesses may entail significant additional risks compared to residential mortgage lending. These loans are subject to changes in the local and regional economy as well as changes in particular industries and lines of business. Analyzing the unique factors and risks affecting each business requires expertise and experience which is different from that needed for loans secured by real estate. Frequently, the arrangement involves both business services and consumer products, particularly residential real estate loans.

     Consumer Lending. The Bank offers a variety of consumer loans, including second mortgage loans, home equity loans, automobile loans, secured and unsecured personal loans and boat loans. These loans are made at both fixed and adjustable rates of interest. They vary in terms depending on the type of the loan. Second mortgage loans have terms of up to 15 years, and provide for annual interest rate adjustments, while other consumer loans have shorter terms and/or fixed rates of interest.

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

Sources of Funds

     General. Savings accounts, checking accounts and other types of deposits have historically constituted the primary source of funds for the Bank. In addition to deposits, the Bank obtains funds from FHLB borrowings, scheduled loan repayments, loan prepayments and loan sales. Scheduled loan repayments are a relatively stable source of funds while deposit inflows and outflows and loan prepayments vary widely and are influenced by prevailing interest rates and general and local economic conditions. Dividends from the Bank represent the only source of liquidity for the Company.

     Deposits. The Bank offers a broad selection of deposit instruments to the general public, including NOW accounts, regular savings accounts, money market checking accounts, fixed and variable rate time accounts, IRA and Keogh retirement accounts and commercial checking accounts. In the past the bank has utilized brokered deposits, however, at December 31, 1998 brokered deposits totaled less that 1% of total deposits. The Bank's management determines the interest rates offered on deposit accounts based on the Bank's strategic plans and goals, U.S. Government treasury rates, borrowing rates, competition, liquidity needs and the expected volatility of existing deposits.

     Borrowings. The Bank is a member of the FHLB of Boston. This membership enables the Bank to borrow from the FHLB, which helps address the inherent problem on Nantucket Island of a deposit base which is unable to fund loan demand. The Bank also utilizes borrowings to reduce interest rate risk.

 Dividend Policy

     The Company's Board of Directors meets quarterly to discuss the payment of dividends. Many factors such as earnings, the economy, quality of assets, allowance for loan loss and projected capital needs are reviewed. After due consideration, the Board may vote to pay either the same dividend as the previous quarter, or to increase, decrease or omit the dividend.

Subsidiaries of the Bank

     The Bank has two subsidiaries, N.B. Securities, Inc., which has been classified as a securities corporation under the laws of the Commonwealth of Massachusetts to take advantage of the tax benefits available to such corporations and N. realty Corp., which intends to elect to be taxed as a real estate investment trust.

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

     All Massachusetts chartered savings banks are required to be members of the Depositors Insurance Fund ("DIF"). The DIF maintains a private deposit insurance fund which insures all deposits in member banks which are not covered by federal insurance, which, in the case of the Bank, are its deposits in excess of $100,000 per insured account. In 1998 and 1997, the Bank's premium for this insurance was assessed at an annual rate of 1/50 of 1% of insured deposits.

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

Employees

     As of December 31, 1998 the Company and Bank had 55 full-time-equivalent employees. None of these employees is represented by a collective bargaining agreement. The Company believes its employee relations are good.

Guide 3 Statistical Disclosures

The following tables contain additional consolidated statistical data about the Company and the Bank.

I. Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential.

A. The following table presents average consolidated balance sheets for each of the three years ending December 31, 1998. Loans held for sale are included in residential real estate loans.

                                        Home Port Bancorp, Inc. and Subsidiary
                                         Average Consolidated Balance Sheets
(dollars in thousands, except per share data)
                                                                                          December 31,
                                                                             ---------------------------------------
                                                                                1998           1997           1996
                                                                             ---------      ---------      ---------
Assets
Cash and due from banks ................................................     $   7,281      $   5,329      $   5,047
Federal funds sold and interest bearing deposits in banks ..............         1,647          1,176          1,336
                                                                             ---------      ---------      ---------
   Total cash and cash equivalents .....................................         8,928          6,505          6,383
Securities available for sale and held to maturity .....................        23,701         22,821         23,724
FHLB Stock .............................................................         3,069          2,396          2,321
Loans
   Residential real estate loans .......................................       151,622        109,592         94,932
   Commercial real estate and business loans ...........................        57,303         47,950         42,562
   Consumer loans ......................................................         5,801          6,026          6,304
                                                                             ---------      ---------      ---------
        Total loans ....................................................       214,726        163,568        143.798
Less: Allowance for loan losses ........................................        (3,001)        (2,525)        (2,310)
                                                                             ---------      ---------      ---------
        Net loans ......................................................       211,726        161,043        141,488
Other assets ...........................................................         3,455          3,383          2,551
                                                                             =========      =========      =========
           Total assets ................................................     $ 250,878      $ 196,148      $ 176,467
                                                                             =========      =========      =========
Liabilities and Stockholders' Equity
Deposits
   Regular savings and 90 day notice ...................................     $  17,715      $  14,245      $  13,691
   NOW accounts ........................................................        39,832         27,907         25,200
   Money market deposit accounts .......................................        33,444         24,575         20,890
                                                                             ---------      ---------      ---------
        Total savings accounts .........................................        90,991         66,727         59,781
Demand .................................................................        19,331         11,005          8,972
Time ...................................................................        64,871         56,564         52,942
                                                                             ---------      ---------      ---------
         Total deposits ................................................       175,193        134,296        121,695
Borrowed funds .........................................................        49,026         38,969         33,877
Other liabilities ......................................................         3,946          1,977          1,733
                                                                             ---------      ---------      ---------
           Total liabilities ...........................................       228,165        175,242        157,305
Stockholders' equity
   Preferred stock $.01 par value 2,000,000 shares
      authorized, none issued ..........................................          --             --             --
   Common stock $.01 par value 10,000,000 shares
      authorized; 2,325,494 shares issued ..............................            23             23             23
   Additional paid-in capital ..........................................        17,473         17,473         17,473
   Retained earnings ...................................................         9,588          7,821          6,090
   Unrealized gain (loss) on securities available for sale, net of taxes            26            (14)           (27)
   Less: Treasury stock, at cost (483,604 shares).......................        (4,397)        (4,397)        (4,397)
                                                                             ---------      ---------      ---------
           Total stockholders' equity ..................................        22,713         20,906         19,162
                                                                             ---------      ---------      ---------
           Total liabilities and stockholders' equity ..................     $ 250,878      $ 196,148      $ 176,467
                                                                             =========      =========      =========

B. An analysis of net interest earnings, including the average amount of interest-bearing assets and liabilities outstanding during the period, interest earned or paid, average yields and costs, and net yield on interest-earning assets is presented under the caption "Net Interest Income" of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1998 Annual Report.

Interest income is reported on a fully taxable-equivalent basis. Tax-exempt income is converted to a fully taxable equivalent basis by assuming a 34% marginal federal income tax rate adjusted for applicable state income taxes net of the related federal tax benefit. Interest on nonaccrual loans is included in the analysis of net interest earnings to the extent that such interest income has been recognized in the Consolidated Statements of Earnings.

C. An analysis of rate/volume changes in interest income and interest expense is presented under the caption "Net Interest Income" of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1998 Annual Report.

II.  Securities Available for Sale and Securities Held to Maturity

A.   The  carrying   amounts  of  securities  is  presented  in  the  "Notes  to
     Consolidated Financial Statements" in the 1998 Annual Report.

B. Maturities of debt securities are presented in the "Notes to Consolidated Financial Statements" in the 1998 Annual Report. Mortgage-backed securities are included based on their weighted average maturities, adjusted for anticipated prepayments. Yields on tax exempt obligations are not computed on a tax equivalent basis.

III. Loan portfolio

A. The following table sets forth the composition of the loan portfolio for each of the past five years. Loans held for sale are included in residential mortgage loans.

                                                                        December 31,
                                -----------------------------------------------------------------------------------------
(dollars in thousands)                 1998               1997              1996               1995              1994
                                ----------------   --------------    ---------------    ---------------    --------------
                                 Amount      %      Amount     %      Amount      %      Amount      %      Amount     %
                                --------    ---    --------   ---    --------    ---    --------    ---    --------   ---
Mortgage loans:
   Residential                  $136,749     59%   $105,506    60%    $88,589     59%    $76,127     59%    $70,057    59%
   Residential construction       44,609     19%     21,827    12%     21,100     14%     17,649     14%     24,957    21%
   Commercial                     42,439     18%     36,188    21%     33,891     22%     28,660     22%     27,404    23%
   Commercial construction         8,142      4%      4,535     3%      5,960      4%      2,456      4%        910     1%
                                --------    ---    --------   ---    --------    ---    --------    ---    --------   ---
      Total principal balances   231,939    100%    168,056    96%    149,540     99%    124,892     99%    123,328   104%

Less due borrowers on
       Incomplete loans:
   Residential                  (12,137)    (5%)    (4,719)   (3%)    (6,743)    (5%)    (5,576)    (5%)   (13,463)  (11%)
   Commercial                    (2,379)    (1%)    (1,845)   (1%)    (3,342)    (2%)    (1,213)    (3%)        (1)     -
Less deferred loan
      origination fees             (734)    -         (474)      -      (517)     -        (427)     -        (443)      -
                                --------    ---    --------   ---    --------    ---    --------    ---    --------   ---
      Total mortgage loans       216,689     94%    161,018    92%    138,938     92%    117,676     91%    109,421    93%

Other loans
   Consumer                        1,725      1%      1,564     1%      1,695      1%      1,204      1%        600     1%
   Second mortgage                 1,731      1%      1,712     1%      1,987      1%      2,145      2%      2,027     1%
   Home equity                     1,521      1%      1,975     1%      1,542      1%      1,834      1%      1,399     1%
   Commercial                     10,791      4%     10,425     6%      8,534      6%      7,195      6%      6,048     5%
   Passbook & stock secured          592    -           817               960      1%      1,342      1%        884     1%
                                --------    ---    --------   ---    --------    ---    --------    ---    --------   ---
      Total other loans           16,360      7%     16,493     9%     14,718     10%     13,720     11%     10,958     9%
Less allowance for loan loss     (3,145)    (1%)    (2,609)   (1%)    (2,365)    (2%)    (2,249)    (2%)    (2,154)   (2%)
                                --------    ---    --------   ---    --------    ---    --------    ---    --------   ---
Loans, net                      $229,904    100%   $174,902   100%   $151,291    100%   $129,147    100%   $118,225   100%
                                ========    ===    ========   ===    ========    ===    ========    ===    ========   ===

B. An analysis of the maturity and interest rate sensitivity of Real Estate Construction and Commercial business loans as of December 31, 1998 follows:

                              Period to Maturity or Repricing from December 31, 1998
                              -------------------------------------------------------
(in thousands)                                After One
                              One year or     But Within     Over Five
                                 Less         Five Years       Years          Total
                                -------        -------        -------        -------
Real estate construction        $32,166        $ 4,380        $  --          $36,547

Commercial business ....          7,074          2,737            980         10,791
                                -------        -------        -------        -------
                                $39,230        $ 7,127        $   980        $47,338
                                =======        =======        =======        =======

Real estate construction includes residential and commercial construction loans, which are presented net of unadvanced funds. All of the loans included in the "after one year but within five year" and "over five year" categories have adjustable rates of interest.

C. Risk Elements. Reference is made to the captions "Non-performing Assets and Provision for Loan Losses" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1998 Annual Report.

1.   Non-performing loans are summarized as follows:

                                                                                       December 31,
                                                               -----------------------------------------------------------
                                                                 1998         1997         1996         1995         1994
                                                               ------       ------        -----       ------         -----
Loans accounted for on a non-accrual basis                     $    -       $    -        $  10       $    -         $357
Accruing loans 90 days or more past due                           268           10          433            -           76
Restructured loans                                                  -            -            -            -           96
                                                               ------       ------        -----       ------         ----
                                                               $  268       $   10        $ 443       $    -         $529
                                                               ======       ======        =====       =====          ====

2. Potential Problem Loans. Potential problem loans consist of certain accruing loans that were less than 90 days past due at December 31, 1998, but were identified by management of the Bank as potential problem loans. Such loans are characterized either by weaknesses in the financial condition of borrowers or by collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve as a result of collection efforts, while the credit quality of other loans may deteriorate, resulting in some amount of losses. These loans are not included in the analysis of nonaccrual, past due and restructured loans in Section III.C.1 above. At December 31, 1998, potential problem loans amounted to $623,000. The Bank's loan policy provides guidelines for the review of such loans in order to facilitate collection.

Depending on future events, these potential problem loans, and others not currently identified, could be classified as nonperforming in the future.

3.   Foreign Outstandings. None

4. Loan Concentrations. The Company has no concentration of loans that exceed 10% of its total loans except as disclosed by types of loan in Section III.A.

D.   Other Interest-Bearing Assets: None

III. Summary of Loan Loss Experience

A.  An analysis of loss experience follows:

                                                           Years Ended December 31,
                                        --------------------------------------------------------
                                         1998        1997        1996        1995         1994
                                        --------------------------------------------------------
Balance at beginning of year            $2,609      $2,365      $2,249      $2,154       $2,093
Charge-offs:
       Residential mortgage loans            -           -          19           -            -
       Commercial mortgage loans             -           -           -           7            5
       Commercial loans                     11          91          31           -           25
       All other loans                      12          19          88          13           11
                                        --------------------------------------------------------
                                            23         110         138          20           41
Recoveries:
       Residential mortgage loans          116          37          40          76           36
       Commercial mortgage loans            62          98          36          13           12
       Commercial loans                    223          67          99          24           46
       All other loans                       8           2           4           2            8
                                        --------------------------------------------------------
                                           409         204         179         115          102
Net recoveries                             386          94          39          95           61
Additions charged to operations            150         150          75           -            -
                                        ========================================================
Balance at end of year                  $3,145      $2,609      $2,365      $2,249       $2,154
                                        ========================================================

The factors influencing management's judgment in determining the amount of the additions to the loan loss allowance charged to operating expense are detailed in caption "Provision for Loan Losses" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1998 Annual Report.

B. The allocation of the allowance for loan losses, and percent of each loan category to total loans (excluding loans held for sale) is as follows:

 End of year balance allocated as follows:                1998        1997        1996        1995         1994
                                                         --------------------------------------------------------
Residential mortgage loans                               $1,300     $   914     $   851     $   532      $   456
   % of these loans to all loans                          70.3%       66.8%       64.7%       64.6%        65.1%
Commercial mortgage loans                                   886         645         623       1,145        1,114
   % of these loans to all loans                          22.1%       23.3%       25.1%       24.3%        25.1%
Commercial loans                                            260         229         192         156          254
   % of these loans to all loans                           5.0%        6.3%        5.9%        5.9%         5.4%
All other loans                                             106         113         114         281          330
   % of these loans to all loans                           2.6%        3.6%        4.3%        5.2%         4.4%
Unallocated                                                 593         708         585         135            -
                                                         ========================================================
Total                                                    $3,145      $2,609      $2,365      $2,249       $2,154
                                                         ========================================================
                                                            100%        100%        100%        100%         100%
                                                         ========================================================

V. Deposits

A. Average deposit balances outstanding and the average rates paid thereon are presented in the following table:

                                                                  At December 31,
                        ----------------------------------------------------------------------------------------------------
                                     1998                             1997                              1996
                        -------------------------------- -------------------------------- ----------------------------------
(dollars in thousands)
                         Average    % of      Average     Average     % of      Average    Average     % of      Average
                         Balance  Deposits     Rate       Balance   Deposits     Rate      Balance   Deposits      Rate
                        -------------------------------- -------------------------------- ----------------------------------
Demand                  $19,331    11.03%        -  %     $11,005     8.19%       -  %      $8,972     7.37%         -  %
                        ------------------------------ -------------------------------- ----------------------------------

Savings accounts:
Regular savings          17,715    10.11%       2.53%      14,245    10.61%      2.69%      13.691    11.25%        2.66%
  NOW                    39,832    22.74%       1.22%      27,907    20.78%      1.28%      25,200    20.71%        1.28%
  Money market           33,444    19.09%       3.74%      24,575    18.30%      3.63%      20.890    17.17%        3.42%
                        ------------------------------ -------------------------------- ----------------------------------
   Total savings         90,991    51.94%       2.40%      66,727    49.69%      2.44%      59,781    49.12%        2.34%
accounts

Time deposits            64,871    37.03%       5.13%      56,564    42.12%      5.24%      52,942    43.50%        5.32%
                        ============================== ================================ ==================================
Total deposits          $175,193  100.00%       3.14%    $142,436   100.00%      3.42%    $135,082   100.00%        3.14%
                        ============================== ================================ ==================================

B.   Not Applicable

C.   Not Applicable

D. The maturity schedule of time deposits in amounts of $100,000 or more at December 31, 1998 was as follows:

                                               Time Remaining Until Maturity
                               --------------------------------------------------------------
(dollars in thousands)         3 Months       Over 3       Over 6        Over 12       Total
                                or Less     Months to      Months         Months
                                             6 Months       to 12
                                                           Months
                               ----------   -----------   ----------    ----------   --------
Certificate of deposit          $20,070       $9,899       $6,798        $2,680       $39,447

E.   Not Applicable

VI.  Return on Equity and Assets

Information on the Company's return on equity, return on assets, dividend payout ratio and equity to assets ratio is presented in "Financial Highlights" in the 1998 Annual Report.

VII.  Short Term Borrowings.  Not Applicable

Item 2.   DESCRIPTION OF PROPERTY

     The Bank owns three properties and leases two properties. The three properties owned consist of the Bank's main office, one branch office and an undeveloped parcel of land. The Bank leases 1,500 square feet of office space and one automated teller facility.

     The Bank's main office is located at 104 Pleasant Street on Nantucket, and was acquired on June 30, 1979. This 8,500 square foot facility had a net book value of $320,000 at December 31, 1998, including the book value of the land on which the facility is located.

     The Bank's branch office, located at 2 Orange Street, Nantucket is a 3,200 square foot facility which the Bank acquired in 1921, and had a net book value of $31,000 at December 31, 1998, including the book value of the land on which the facility is located.

     On August 30, 1995 the Bank purchased a three-quarter acre parcel of land located on Amelia Drive, Nantucket for $240,000. The future use of this land has not been determined.

     The Bank leases 16 square feet of space at the main terminal building on Nantucket Island for an automated teller machine facility. The lease expires on March 31, 1999.

     During 1998, the Bank entered into a non-cancelable operating lease for office space that expires in 2003. This lease contains five one-year renewal options that may be exercised by the Bank.

     At December 31, 1998, the net book value of the Bank's furnishings, equipment and autos was $1.7 million. The Bank believes that the fair market value of its properties is significantly in excess of the book value of these properties.

     For further information, see Note 4 of Notes to Consolidated Financial Statements in the 1998 Annual Report to Stockholders.

Item 3.  LEGAL PROCEEDINGS

     From time to time, the Bank is involved in legal proceedings incidental to its business. None of these actions individually or in the aggregate is believed to be material to the financial condition of the Bank.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1998.

                                     PART II



Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information contained in the section captioned "Stock Market Data" in the 1998 Annual Report to Stockholders is incorporated herein by reference. For information regarding the Company's dividend policy see also "Item 1 -- Business -- Dividend Policy."

Item 6.   SELECTED FINANCIAL DATA

     The information contained in the section captioned "Financial Highlights" in the 1998 Annual Report to Stockholders is incorporated herein by reference.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The information contained in the section captioned "Management's Discussion and Analysis" in the 1998 Annual Report to Stockholders is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DOSCLOSURES ABOUT MARKET RISK

     The information contained in the sub-section of "Management's Discussion and Analysis" captioned "Asset/Liability Management and Market Risk" in the 1998 Annual Report to Stockholders is incorporated herein by reference.

 Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements contained in the 1998 Annual Report to Stockholders are incorporated herein by reference. Summaries of consolidated operating results on a quarterly basis for the years ended December 31 follow:

                                  1998 Quarters

                    (In thousands, except per share amounts)

                                          First     Second      Third     Fourth

Interest income ....................     $4,290     $4,753     $5,005     $5,049

Interest expense ...................      1,978      2,234      2,148      2,130
                                         ------     ------     ------     ------

Net interest and dividend income ...      2,312      2,519      2,857      2,919

Provision for loan losses ..........         37         38         38         37

Non-interest income ................        240        284        318        302

Non-interest expense ...............      1,724      1,317      1,527      1,590
                                         ------     ------     ------     ------

Income before income tax expense ...        791      1,448      1,610      1,594

Provision for income taxes .........        306        469        562        555
                                         ======     ======     ======     ======

Net income .........................     $  485     $  979     $1,048     $1,039
                                         ======     ======     ======     ======

Earnings per common share - basic ..     $ 0.26     $ 0.53     $ 0.57     $ 0.56

Earnings per common share - diluted      $ 0.26     $ 0.53     $ 0.57     $ 0.56

Dividends declared per share .......     $ 0.20     $ 0.20     $ 0.20     $ 0.20

                                  1997 Quarters


                    (In thousands, except per share amounts)

                                         First     Second      Third      Fourth

Interest income ....................     $3,788     $3,980     $4,015     $4,168

Interest expense ...................      1,644      1,782      1,767      1,821
                                         ------     ------     ------     ------

Net interest and dividend income ...      2,144      2,198      2,248      2,347

Provision for loan losses ..........         37         38         38         37

Non-interest income ................        223        226        272        286

Non-interest expense ...............      1,041      1,041      1,129      1,125
                                         ------     ------     ------     ------

Income before income tax expense ...      1,289      1,345      1,353      1,471

Provision for income taxes .........        507        527        531        596
                                         ======     ======     ======     ======

Net income .........................     $  782     $  818     $  822     $  875
                                         ======     ======     ======     ======

Earnings per common share - basic ..     $ 0.42     $ 0.44     $ 0.45     $ 0.48

Earnings per common share - diluted      $ 0.42     $ 0.44     $ 0.45     $ 0.48

Dividends declared per share .......     $ 0.20     $ 0.20     $ 0.20     $ 0.20



 Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    Part III


 Item  10.  DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
            COMPLIANCE WITH SECTION 16(A) EXCHANGE ACT

 Item 11.   EXECUTIVE COMPENSATION

 Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Items 10, 11, 12 and 13 is incorporated herein by reference to the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 17, 1999 which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 14, 1999.

 Item 14.  EXHIBITS AND REPORTS ON FORM 8 - K

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

         (10.1.5) Consulting Agreement between Home Port Bancorp, Inc. and Karl L. Meyer dated May 1, 1998. Incorporated herein by reference to the Company's Form 10-QSB for the quarterly period ended June 30, 1998 as filed with the SEC on August 13, 1998.

         (10.1.6) Home Port Directors Restricted Stock Option Plan dated May 1, 1998. Incorporated herein by reference to the Company's Form 10-QSB for the quarterly period ended June 30, 1998 as filed with the SEC on August 13, 1998.

         (14) 1998 Annual Report to Stockholders for the Fiscal Year Ended December 31, 1998.

         (21)         Subsidiaries of the Registrant.

(b) No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1998.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           HOME PORT BANCORP, INC.



Date:  March 15, 1999                 By:  /s/ Karl L. Meyer
                                           -----------------
                                           Karl L. Meyer
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)




     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signatures                                                     Date
----------                                                     ----


/s/ Karl L. Meyer                                              March 15, 1999
-----------------
Karl L. Meyer
Chairman of the Board,
President and Chief Executive Officer

/s/ John M. Sweeney                                            March 15, 1999
-------------------
John M. Sweeney
Treasurer & Chief Financial Officer (Principal
Financial and Accounting Officer)

/s/ William P. Hourihan, Jr.                                   March 15, 1999
----------------------------
William P. Hourihan, Jr.
Director

/s/ Charles F. DiGiovanna                                      March 15, 1999
-------------------------
Charles F. DiGiovanna
Director

/s/ Charles H. Jones, Jr.                                      March 15, 1999
-------------------------
Charles H. Jones, Jr.
Director

Signatures (Continued)                                         Date
----------------------                                         ----



/s/ Robert J. McKay                                            March 15, 1999
-------------------
Robert J. McKay
Director

/s/ Philip W. Read                                             March 15, 1999
------------------
Philip W. Read
Director

/s/  Robert A. Trevisani, Esq.                                 March 15, 1999
------------------------------
Robert A. Trevisani, Esq.
Director

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

(10.1.5)        Consulting Agreement between Home Port Bancorp, Inc. and Karl L.
                Meyer dated N/A May 1, 1998. Incorporated herein by reference to the Company's Form 10-QSB for the quarterly period ended June 30, 1998 as filed with the SEC on August 13, 1998.

(10.1.6) Home Port Directors Restricted Stock Option Plan dated May 1, 1998. N/A Incorporated herein by reference to the Company's Form 10-QSB for the quarterly period ended June 30, 1998 as filed with the SEC on August 13, 1998.

(14)            Annual Report to Stockholders for the Fiscal Year Ended December
                31, 1998.

(21)            Subsidiaries of the Registrant.