Form 10-Q
period 1999-03-31
HOME PORT BANCORP INC
filed 1999-05-12
CIK 832769

SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             Washington, D.C. 20549
                                    FORM 10-Q
 (Mark one)
    X Quarterly report pursuant to Section 13 or 15 (d) of the Securities ---- Exchange Act of 1934 for the quarterly period ended March 31, 1999 or

       Transition  report  pursuant to  Section  13  or 15 (d) of the Securities
  ---- Exchange Act of 1934 for the transition period from         to        .
                                                           -------    -------

                         Commission file number 0-17099

                             HOME PORT BANCORP, INC.
        -----------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


                   Delaware                               04-3016821
------------------------------------------------       ----------------
(State or other jurisdiction of incorporation or       (I.R.S. Employer
                 organization)                       Identification Number)

          104 Pleasant Street
          Nantucket, Massachusetts                            02554
---------------------------------------                    ------------
(Address of principal executive office)                     (Zip Code)

                                (508) 228-0580 .
                ------------------------------------------------
                (Issuer's telephone number, including area code)

                                Not applicable .
                ------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes   X     No        .
                                      -------     -------

The number of shares outstanding of each of the registrant's classes of common stock as of June 30, 1997:

Common Stock $.01 par value                                            1,841,890
---------------------------                                            ---------
   (Title of Class)                                         (Shares Outstanding)

                             Home Port Bancorp, Inc.

                                      INDEX
PART I - FINANCIAL INFORMATION                                                                Page No.
                                                                                              --------
        Item 1  - Financial Statements
               Consolidated Balance Sheets at March 31, 1999 and December 31, 1998.               3

               Consolidated Statements of Earnings for the three months ended March 31,
               1999 and 1998.                                                                     4

               Consolidated Statements of Changes in Stockholders' Equity for the three
               months ended March 31, 1999 and for the year ended December 31, 1998               5

               Consolidated Statements of Cash Flows for the three months                         6
               ended March 31, 1999 and 1998

               Notes to Consolidated Financial Statements                                       7-8

        Item 2  - Management's Discussion and Analysis of Financial Condition                  9-15
               and Results of Operation

        Item 3  - Quantitative and Qualitative Disclosures About Market Risk                     16

PART II - OTHER INFORMATION                                                                      17


               Signatures                                                                        18

                             Home Port Bancorp, Inc.
                           Consolidated Balance Sheet

     (In Thousands, Except Share Data)                                                      March 31,      December 31,
                                                                                              1999             1998
                                                                                           (unaudited)
                                                                                        ---------------------------------
     Assets
     Cash and due from banks                                                                      $ 9,213     $   12,070
     Interest bearing deposits in banks                                                                55             54
                                                                                        ---------------------------------
        Total cash and cash equivalents                                                             9,268         12,124
     Securities held to maturity (market value $16,275 and $18,050)                                16,190         17,904
     Securities available for sale (amortized cost of $8,675 and $7,969)                            8,644          7,993
     Loans, net of allowance for loan losses of $3,280 and $3,145 (note 3)                        225,706        213,899
     Loans held for sale                                                                           18,591         16,005
     Stock in Federal Home Loan Bank of Boston, at cost                                             3,820          3,276
     Land, buildings and equipment, net                                                             1,798          1,721
     Accrued income receivable                                                                      1,352          1,340
     Net deferred tax asset                                                                           455            421
     Prepaid expenses and other assets                                                                961            887
                                                                                        ---------------------------------
        Total assets                                                                             $286,785       $275,570
                                                                                        =================================
     Liabilities and Stockholders' Equity
     Liabilities:
     Deposits (Note 4)                                                                           $182,270       $188,668
     Borrowed funds                                                                                77,185         58,921
     Accrued expenses                                                                               2,227          3,132
     Other liabilities                                                                                352            817
                                                                                        ---------------------------------
        Total liabilities                                                                         262,034        251,538
                                                                                        ---------------------------------
     Commitments and contingencies (notes 3 and 5)

     Stockholders' equity
     Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued
                                                                                                       -               -
     Common stock, $.01 par value, 10,000,000 shares authorized, 2,325,494
      shares issued                                                                                    23             23
     Additional paid-in capital                                                                    17,473         17,473
     Retained earnings                                                                             11,671         10,918
     Accumulated other comprehensive income, net:
        Unrealized gain on securities available for sale, net of taxes (note 2)                      (19)             15
     Less: Treasury stock, at cost (483,604 shares)                                               (4,397)        (4,397)
                                                                                        ---------------------------------
        Total stockholders' equity                                                                 24,751         24,032
                                                                                        ---------------------------------
        Total liabilities and stockholders' equity                                               $286,785       $275,570
                                                                                        =================================

     See accompanying notes to unaudited consolidated financial statements.

                             Home Port Bancorp, Inc.
                 Consolidated Statements of Earnings (Unaudited)

 (In Thousands, Except Per Share Data)                                                         Three Month Ended
                                                                                                   March 31,
                                                                                            -------------------------
                                                                                               1999         1998
                                                                                            -------------------------
Interest income:
   Interest on loans                                                                             $4,784       $3,913
   Interest on securities                                                                           350          329
   Dividends                                                                                         55           42
   Interest on federal funds sold and interest bearing deposits                                       2            6
                                                                                            -------------------------
      Total interest income                                                                       5,191        4,290
                                                                                            -------------------------
Interest expense:
   Interest on deposits                                                                           1,425        1,247
   Interest on borrowed funds                                                                       908          731
                                                                                            -------------------------
      Total interest expense                                                                      2,333        1,978
                                                                                            -------------------------
Net interest income                                                                               2,858        2,312

Provision for loan losses                                                                            50           37
                                                                                            -------------------------
     Net interest income after provision for loan losses                                           2,808       2,275
Non interest income:
   Deposit servicing fees                                                                           113           97
   Loan servicing fees                                                                               69           59
   Other fees and income                                                                             69           56
   Net gain from sale of mortgage loans                                                             129           30
   Net loss from securities                                                                                      (2)
                                                                                                      -
                                                                                            -------------------------
      Total non interest income                                                                     380          240
                                                                                            -------------------------

 (In Thousands, Except Per Share Data)                                                         Three Month Ended
                                                                                                   March 31,
                                                                                            -------------------------
                                                                                               1999         1998
                                                                                            -------------------------
Non interest expense:
   Salaries and employee benefits                                                                   817          658
   Building and equipment expenses                                                                  180          139
   Deposit insurance fees                                                                            15           15
   Professional fees                                                                                121          120
   Loss on check-kiting                                                                               -          560

   Other                                                                                            334          232
                                                                                            -------------------------
      Total non interest expense                                                                  1,467        1,724
                                                                                            -------------------------
Income before income taxes                                                                        1,721          791
Provision for income taxes                                                                          599          306
                                                                                            =========================
Net Income                                                                                       $1,122         $485
                                                                                            =========================

Earnings per common share - basic and diluted                                                     $0.61        $0.26
                                                                                          ===========================

Weighted number of common shares outstanding - basic and diluted                                  1,842        1,842

 See accompanying notes to unaudited consolidated financial statements

                             Home Port Bancorp, Inc.
     Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

(In Thousands, Except Per Share Data)
                                                                                                     Accumulated
                                                                Additional                              Other            Total
                                                      Common     Paid-in     Retained    Treasury   Comprehensive    Stockholders
                                                       Stock     Capital     Earnings     Stock      Income, net        Equity
                                                     -------------------------------------------------------------------------------
Balance at December 31, 1997                            $23      $17,473      $8,841     $(4,397)       $(13)           $20,103
Net income                                               -          -          3,551        -             -               3,551
Other comprehensive income, net
    Change in unrealized gain on
     securities available for sale                       -          -            -          -              7                  7
                                                                                                                    ----------------
     Comprehensive income                                                                                                 3,558
Cash dividends paid at
    $.80 per share                                       -          -         (1,474)       -              -             (1,474)
                                                     -------------------------------------------------------------------------------
Balance at December 31, 1998                             23       17,473      10,918      (4,397)         15             24,032

Net income                                               -          -          1,122        -             -               1,122
Other comprehensive income, net
     Change in unrealized gain on
     securities available for sale                       -          -            -          -            (34)               (34)
                                                                                                                    ----------------
     Comprehensive income                                                                                                 1,088
Cash dividends paid at
    $.20 per share                                       -          -           (369)       -              -               (369)
                                                     -------------------------------------------------------------------------------
Balance at March 31, 1999                               $23      $17,473     $11,671     $(4,397)       $(19)           $24,751
                                                     ===============================================================================

See accompanying notes to unaudited consolidated financial statements

                             Home Port Bancorp, Inc.
                Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)                                                                               Three Months Ended
                                                                                                  March 31,
                                                                                       --------------------------------
                                                                                            1999            1998
                                                                                       --------------------------------
Net cash flows from operating activities:
    Net income                                                                                 $1,122             $485
    Adjustments to reconcile net income to net cash provided by (used in) operating activities:
        Provision for loan losses                                                                  50               37
        Depreciation of building and equipment                                                     94               73
        Net gain on sale of mortgage loans                                                       (129)             (30)
        Net loss on securities                                                                     -                 2
        Net (accretion) amortization of securities (discounts) premiums                            (5)               6
        Amortization of deferred loan origination fees                                            (75)             (45)
        Amortization of deferred premiums on loans sold                                            16                4
        Net (increase) decrease in accrued income receivable                                      (12)            (133)
        Net increase (decrease) in accrued expenses                                              (905)              53
        Net (increase) decrease in loans held for sale                                         (2,473)          (3,665)
        Net (increase) decrease in prepaid expenses and other assets                             (142)             (18)
        Net increase (decrease) in other liabilities                                             (465)            (493)
        Net (increase) decrease in deferred income taxes                                           55               (2)
                                                                                       --------------------------------
Net cash provided by (used in) operating activities                                            (2,869)          (3,726)
                                                                                       --------------------------------
Cash flows from investing activities
    Purchases of securities held to maturity                                                                    (2,298)
                                                                                                   -
    Purchases of securities available for sale                                                 (2,133)          (2,376)
    Proceeds from sales of securities available for sale                                           -               500
    Proceeds from maturities/calls of securities                                                2,370            2,780
    Principal payments on mortgage-backed securities                                              776              460
    Net increase in loans                                                                     (11,782)         (10,996)
    Purchases of land, buildings and equipment                                                   (171)             (72)
    Purchase of Federal Home Loan Bank stock                                                     (544)            (515)
                                                                                       --------------------------------
Net cash provided by (used in) investing activities                                           (11,484)         (12,517)
                                                                                       --------------------------------

(In Thousands)                                                                               Three Months Ended
                                                                                                  March 31,
                                                                                       --------------------------------
                                                                                            1999            1998
                                                                                       --------------------------------
Cash flows from financing activities:
    Net increase (decrease) in deposits                                                        (6,398)           4,984
    Federal Home Bank advances                                                                 14,000            5,500
    Federal Home Loan Bank repayments                                                          (1,305)          (2,000)
    Net increase in short term borrowings                                                       5,569            8,730
    Cash dividends paid                                                                          (369)            (369)
                                                                                       --------------------------------
Net cash provided by (used in) financing activities                                            11,497           16,847
                                                                                       --------------------------------
Net  increase (decrease) in cash and cash equivalents                                          (2,856)             604
Cash and cash equivalents at beginning of period                                               12,124            5,106
                                                                                       --------------------------------
Cash and cash equivalents at end of period                                                     $9,268           $5,710
                                                                                       ================================
Supplemental  disclosures of cash flow information:
 Cash paid during the period for:
        Interest                                                                               $2,855           $1,919
        Income taxes                                                                            1,855              178

See accompanying notes to unaudited consolidated financial statements

                    Home Port Bancorp, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements
                Unaudited Interim Information for March 31, 1999

1. Consolidated Financial Statements The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended December 31, 1998. These financial statements include the accounts of Home Port Bancorp, Inc. ("The Company"), its wholly owned subsidiary, Nantucket Bank ("the Bank") and the Bank's wholly-owned subsidiaries N.B. Securities, Inc. ("Securities") and N Realty Corp. ("Realty").

In the opinion of management, the unaudited consolidated financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. Interim results are not necessarily indicative of results to be expected for the entire year.

2. Comprehensive Income

  The following table shows the components of other comprehensive income.

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                   ---------------------------------
                                                                                        1999             1998
                                                                                   ---------------  ----------------
  Net income                                                                               $1,122              $485
  Other comprehensive income, net of tax
     Unrealized gains on securities:
   Unrealized holding gains (losses)arising during the period                                 (34)                2
   Add: reclassification adjustment for losses
         included in net income, net of tax                                                                       0
                                                                                               -
                                                                                   ---------------  ----------------
                                                                                              (34)                2
                                                                                   ---------------  ----------------
  Comprehensive Income                                                                     $1,088              $487
                                                                                   ===============  ================

3.  Loans, Net (in thousands)
The composition of the balances of loans is as follows:

                                                                                      March 31,       December 31,
                                                                                        1999              1998
                                                                                   ---------------  ----------------
Mortgage loans:
     Residential                                                                         $121,607          $120,744
     Residential construction                                                              50,017            44,609
     Commercial                                                                            45,883            42,439
     Commercial construction                                                                8,592             8,142
                                                                                   ---------------  ----------------
            Total principal balances                                                      226,099           215,934
     Less:  Due borrowers on uncompleted loans
            Residential                                                                   (13,074)          (12,134)
            Commercial                                                                     (2,935)           (2,379)
     Deferred loan origination fees                                                          (738)             (734)
                                                                                   ---------------  ----------------
          Total mortgage loans                                                            209,352           200,684
Other loans:
     Commercial business                                                                   14,112            10,791
      Second mortgage                                                                       1,578             1,731
      Home equity                                                                           1,742             1,521
      Passbook and stock secured                                                              631               592
      Consumer                                                                              1,571             1,725
                                                                                   ---------------  ----------------
           Total other loans                                                               19,634            16,360
Less: Allowance for loan losses                                                            (3,280)           (3,145)
                                                                                   ===============  ================
           Loans, net                                                                    $225,706          $213,899
                                                                                   ===============  ================

                    Home Port Bancorp, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements

The Federal Home Loan Bank has a blanket lien covering residential mortgage loans as collateral for the Bank's borrowing from the FHLB.

A summary of the transactions in the allowance for loan losses is as follows:

                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                   ---------------------------------
                                                                                        1999             1998
                                                                                   ---------------------------------
Balance at beginning of period                                                              $3,145           $2,609
       Provisions                                                                               50               37
       Recoveries                                                                               95              226
       Realized losses charged to allowance                                                    (10)             (13)
                                                                                   ---------------------------------
Balance at end of period                                                                    $3,280           $3,145
                                                                                   =================================

Non-performing loans are summarized as follows:

                                                                                      March 31,      December 31,
                                                                                        1999             1998
                                                                                   ---------------------------------
Loans accounted for on a non-accrual basis                                                 $     -           $    -
Accruing loans 90 days past due                                                                206              268
Impaired loans                                                                                   -                -

4.  Deposits (in thousands)

A summary of deposit balances, by type, is as follows:

                                                                                      March 31,      December 31,
                                                                                        1999             1998
                                                                                   ---------------------------------
Demand (non-interest bearing)                                                              $13,695          $18,437
Savings:
     NOW                                                                                    42,949           43,062
     Regular and 90-day notice accounts                                                     18,191           19,168
     Money market deposit accounts                                                          40,085           38,377
     Advance payments from mortgagors                                                          153              231
                                                                                   ---------------------------------
         Total savings                                                                     101,378          100,838
                                                                                   ---------------------------------
Time certificates of deposit                                                                67,197           69,393
                                                                                   ---------------------------------
         Total deposits                                                                   $182,270         $188,668
                                                                                   =================================

5.  Commitments

In the normal course of business, there are outstanding commitments that are not reflected in the balance sheet. Firm commitments to originate mortgage and commercial loans were $14.8 million at March 31, 1999.

                    Home Port Bancorp, Inc. and Subsidiaries
   Management's Discussion and Analysis of Financial Condition and Results of
          Operations Unaudited Interim Information for March 31, 1999

Preliminary Note in Regard to Forward-looking Statements. This quarterly report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the registrant's actual results to differ materially from those contemplated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Results." These and other risks are also detailed from time to time in the registrant's filings with the Securities and Exchange Commission.

     Certain Factors That May Affect Future Results. The following important factors, among others, could cause actual results to differ materially from those contemplated by forward-looking statements made in this quarterly report on Form 10-Q or presented elsewhere by management from time to time. Defined terms used elsewhere in this quarterly report have the same meanings herein as therein. A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, the Bank's continued ability to originate quality loans, fluctuating interest rates, real estate market conditions on Nantucket, general and local economic conditions, the Bank's continued ability to attract and retain deposits, new accounting pronouncements, Year 2000 compliance and changing regulatory requirements.

                           Consolidated Balance Sheet

Total assets of Home Port Bancorp, Inc. (the "Company") grew during the first quarter of 1999, increasing $11.2 million, or 4.1%, to $286.8 million at March 31, 1999 from $275.6 million at December 31, 1998. For the comparable period in 1998, total assets increased $16.9 million, or $8.1%. Major balance sheet categories are discussed in detail below.

Net loans outstanding (including loans held for sale) were $244.3 million at March 31, 1999, an increase of $14.4 million, or 6.2%, from $229.9 million at December 31, 1998. For the comparable period in 1998, loans increased $14.7 million, or 8.4%, to $189.6 million from $174.9 million. Loan sales increased to $17.8 million during the first quarter of 1999 as compared to $6.9 million for the corresponding 1998 period. Mortgage loan originations totaled $45.5 million during the first quarter of 1999 compared to $32.0 million in the prior year quarter. The increase in loan originations is attributed to strong real estate sales activity on Nantucket and the Bank's emphasis on customer service and marketing efforts. The Bank's lending activities are conducted solely on Nantucket.

Total deposits decreased by $6.4 million, or 3.4%, to $182.3 million at March 31, 1999 from $188.7 million at December 31, 1998. During the first quarter of 1998, deposits increased by $5.0 million, or 3.5%. The Bank normally experiences a seasonal decrease in deposits during the first quarter. The increase in deposits during the first quarter of 1998 was an unusual occurrence. Substantially all of the Bank's deposits are from Nantucket-related individuals, businesses and government entities. Brokered deposits, a minor funding source, totaled $.8 million at March 31, 1999, or less than one-half of one percent of total deposits.

Borrowed funds, consisting of Federal Home Loan Bank advances, totaled $77.2 million at March 31, 1999, an increase of $18.3 million from the December 31, 1998 total of $58.9 million. These borrowings are used to fund loan growth and seasonal deposit outflows. Total non-deposit funding sources

(borrowings and brokered deposits) represented 27% of total assets at March 31, 1999 compared to 25% at March 31, 1998.

                    Home Port Bancorp, Inc. and Subsidiaries
   Management's Discussion and Analysis of Financial Condition and Results of
          Operations Unaudited Interim Information for March 31, 1999

Total stockholders' equity increased by $.7 million to $24.8 million at March 31, 1999 from $24.0 million at December 31, 1998. This increase reflects net income of $1.1 million less cash dividends declared of $.4 million.

                              Results of Operations

For the quarter ended March 31, 1999, the Company reported net income of $1.1 million or $0.61 per share compared to net income of $485 thousand or $0.26 per share for the quarter ended March 31, 1998. Prior year earnings were impacted by a charge of $560 thousand ($343 thousand after-tax) due to a loss resulting from a check-kiting scheme. Excluding this item, net income increased by $294 thousand, or 35%, in the first quarter of 1999 as compared to 1998. The increase in earnings is attributable to the significant increases in loans and deposits experienced by Nantucket Bank over the past year. The following paragraphs describe the results of operations in more detail.

Net Interest Income

Net interest income, before provision for loan losses, increased $546 thousand, or 23.6%, compared to the prior year. Calculated on a fully tax-equivalent basis, the increase was $563 thousand. This increase was primarily the result of an increase in the average volume of loans and deposits offset by a small reduction in the interest rate spread. Additional information on average balances, interest and yields is provided in the following two tables:


(in thousands)                          Three Months Ended March 30, 1999         Three Months Ended Mar. 30, 1998
                                     ----------------------------------------- ----------------------------------------
                                        Average       Interest      Yield/         Average      Interest     Yield/
                                      Balance (1)        (2)         Rate        Balance (1)       (2)        Rate
                                     ----------------------------------------- ----------------------------------------
Interest earning assets:
    Residential loans                      $176,378        $3,184       7.22%         $127,852      $2,494       7.80%
    Commercial loans                         63,412         1,462       9.22%           51,291       1,279       9.97%
    Consumer loans                            5,495           138      10.05%            5,616         140       9.97%
                                     ----------------------------------------- ----------------------------------------
Total loans                                 245,285         4,784       7.80%          184,759       3,913       8.47%
    Securities and FHLB Stock                28,914           436       6.03%           26,468         389       5.88%
                                     ----------------------------------------- ----------------------------------------
Total interest earning assets              $274,199        $5,220       7.61%         $211,227      $4,302       8.15%
                                     ----------------------------------------- ----------------------------------------
Interest bearing liabilities:
    Deposits                               $169,697        $1,425       3.37%         $135,582      $1,247       3.69%
    Borrowed funds                           65,662           908       5.55%           47,830         731       6.13%
                                     ----------------------------------------- ----------------------------------------
Total interest bearing liabilities         $235,359        $2,333       3.98%         $183,412      $1,978       4.34%
                                     ----------------------------------------- ----------------------------------------
Net interest income                                        $2,887                                   $2,324
                                                    ==============                             ============
Interest rate spread                                                    3.63%                                    3.81%
                                                                  ============                             ============
Net interest margin                                                     4.21%                                    4.40%
                                                                  ============                             ============

(1) Average balances include the assets held for sale, available for sale and held to maturity.

(2) Tax-equivalent adjustment has been included in the calculations to reflect this income as if it had been fully taxable. The tax-equivalent adjustment is based upon the applicable federal and state income tax rates. The FTE adjustment included in interest income was $29 thousand in 1999 and $12 thousand in 1998.

                    Home Port Bancorp, Inc. and Subsidiaries
   Management's Discussion and Analysis of Financial Condition and Results of
          Operations Unaudited Interim Information for March 31, 1999

The effect on net interest income as a result of changes in average interest rates and balances follows:

(in thousands)                                            Three Months Ended March 31, 1999 vs. 1998
                                                ----------------------------------------------------------------
                                                                    Changes Due to Increase
                                                                          (Decrease)
                                                ----------------------------------------------------------------
                                                                                                   Average
                                                                   Average        Average           Rate/
                                                     Total       Balance (1)      Rate (2)       Volume (3)
                                                ----------------------------------------------------------------
Interest earning assets:
    Residential loans                                      $680           $946         ($185)             ($71)
    Commercial loans                                        183            302           (96)              (23)
    Consumer loans                                          (2)            (3)             1                -
                                                ----------------------------------------------------------------
Total loans                                                 871          1,245          (280)              (94)
    Securities and FHLB Stock                                47             36            10                 1
                                                ----------------------------------------------------------------
Total interest earning assets                              $918         $1,281          (270)              (93)
                                                ----------------------------------------------------------------
Interest bearing liabilities:
    Deposits                                               $178           $315         ($108)             $(29)
    Borrowed funds                                          177            273           (69)              (27)
                                                ----------------------------------------------------------------
Total interest bearing liabilities                         $355           $588         ($177)             ($56)
                                                ================================================================
Net interest income                                        $563           $693          ($93)             ($37)
                                                ================================================================

(1) Represents the changes in average balance  multiplied by prior period yield.
(2) Represents the changes in yield  multiplied by prior period average balance.
(3) Represents the changes in yield multiplied by changes in average balance.

Non-interest income

Non-interest income increased to $380 thousand in the first quarter of 1999 from $240 thousand in the first quarter of 1998. This increase was primarily due to an increase in net gains from the sale of loans to $129 thousand in 1999 from $30 thousand in 1998. This increase in gains was due to an increase in the amount of loans sold from $6.9 million to $17.8 million.

Non-interest expense

Non-interest expense, excluding the loss resulting from the "check-kiting" situation, increased by $303 thousand, or 26.0%, to $1.5 million in the first quarter of 1999 from $1.1 million in the comparable 1998 period. This increase is due to the costs associated with additional office space leased during the second quarter of 1998 and additional staffing to service the increased loan and deposit business. The Company's efficiency ratio was 45.3% for the quarter ended March 31, 1999 versus 45.6% in comparable 1998 period, excluding the check-kiting charge.

Return on Equity

Return on average equity increased to an annualized rate of 18.5% for the three months ended March 31, 1999 from 8.78% for the same period in 1998. This increase is the result the increase in earnings described above and was impacted by the non-recurring check-kite loss in the 1998.

                    Home Port Bancorp, Inc. and Subsidiaries
   Management's Discussion and Analysis of Financial Condition and Results of
          Operations Unaudited Interim Information for March 31, 1999

Provision for Loan Losses

The allowance for loan losses at March 31, 1999 was $3.3 million or 1.33% of total loans compared to $3.1 million, or 1.35% of total loans, at December 31, 1998. During the three months ending March 31, 1999 the loan loss reserve increased by $135 thousand due to recoveries of $95 thousand and a loan loss provision of $50 thousand, offset by charge-offs of $10 thousand. The loan loss provision was increased to $50 thousand for the first quarter of 1999 from $37 thousand per quarter during 1998. This increase is the result of the growth in the Bank's loan portfolio. The Bank believes its current level of loan loss reserves to be adequate. Any unforeseen future economic problems, however, could lead to the Bank experiencing additional delinquencies that may require additional provisions for loan losses.

Non-performing Loans and Other Real Estate Owned

The Bank's non-performing loans totaled $206 thousand at March 31, 1999, all which were accruing loans with payments past due ninety or more days. Non-performing loans at December 31, 1998 totaled $268 thousand of past due accruing loans. None of these loans were to affiliated persons. At both March 31, 1999 and December 31, 1998 the Bank had no other real estate owned. The Bank had no loans which were considered impaired at either March 31, 1999 or December 31, 1998.

At March 31, 1999 management has identified $940 thousand of loans that, while currently performing, may pose potential problems due to some doubts about the ability of the borrowers to comply with all of their present loan repayment terms. The resolution of these loans is not yet known. The Bank believes that its allowance for loan losses is adequate to absorb any losses that may result from these loans.

Income Taxes

The Company's effective income tax rate for the quarter ended March 31, 1999 was 34.8% compared to 38.7% for the quarter ended March 31, 1998. The lower effective tax rate in 1999 is reflective of the proportion of income earned by certain non-bank subsidiaries that is taxed, for state tax purposes, at lower rates. In 1999 more income was generated through non-bank subsidiaries as compared to 1998.

Liquidity and Capital Resources

All of the Company's funds are generated through its subsidiary, Nantucket Bank. The Bank's sources are customer deposits, amortization and payoffs of loans, advances from the Federal Home Loan Bank of Boston, sale of loans in the secondary market, maturities and sales of securities and positive cash flows generated from operations. As a member of the Depositors' Insurance Fund, the Bank also has a right to borrow from the Depositors Insurance Fund for short-term cash needs by pledging certain assets, although it has never exercised this right. The Bank's liquidity management program is designed to assure that sufficient funds are available to meet its daily needs.

The Bank believes its capital resources, including deposits, scheduled loan repayments, revenue generated from the sales of loans and securities, unused borrowing capacity at the Federal Home Loan Bank of Boston, and revenue from other sources will be adequate to meet its funding commitments.

At March 31, 1999 and December 31, 1998 the Company's and the Bank's capital ratios were in excess of regulatory requirements.

                    Home Port Bancorp, Inc. and Subsidiaries
     Management's Discussion and Analysis of Financial Condition and Results of Operations Unaudited Interim Information for March 31, 1999

  Recent Accounting Pronouncements

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

  Year 2000 Readiness

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

The Company and the Bank are subject to the regulations of the Federal Reserve Bank, the Federal Deposit Insurance Corporation (FDIC) and the Federal Financial Institutions Examination Council. These agencies have issued Year 2000 (Y2K) Guidelines that establish minimum standards for safety and soundness and describe certain essential steps that each supervised financial institution must take to become Year 2000 ready. The Guidelines require a bank to:

     o ensure the involvement of the Board of Directors and management in the institution's Year 2000 efforts,

     o    adopt a written project plan,

     o    renovate its mission-critical systems,

     o complete tests of the renovated mission-critical systems by specific deadlines,

     o    plan for contingencies, and

     o    manage customer risk.

The following paragraphs describe the Company's current status as regards to the Y2K issue. Both the Company's and the Bank's Year 2000 efforts are contained in the Bank's Y2K Project Plan (Plan). The Plan addresses both information technology (IT) and non-information technology (non-IT) systems. Substantially all of the software used by the Bank is provided by outside vendors.
Mission-critical on-line transaction processing and data warehousing services are provided by a data processing vendor. Other, less critical, systems are supported by purchased applications software. The Bank has and will continue to utilize both internal and external resources to complete its Y2K remediation efforts.

State of readiness:
The Bank's Plan includes an assessment of its computer hardware and software systems and vendor supplied systems. The Plan was developed along the five phase project management process outlined in the Federal Financial Institutions Examination Council (FFIEC) Year 2000 statement of May 5, 1997 which consisted of: Awareness, Assessment, Renovation, Validation and Implementation. The Bank is continually evaluating mission-critical vendor plans and monitoring project milestones for all systems.

                    Home Port Bancorp, Inc. and Subsidiaries
     Management's Discussion and Analysis of Financial Condition and Results of Operations Unaudited Interim Information for March 31, 1999

For IT systems, the Bank has completed the Awareness, Assessment and Renovation phases. The Bank continues to work closely with the vendor (NCR Corporation) that supplies it's mission-critical data warehousing and on-line transaction processing system. The Bank has performed tests of this system to determine its Y2K compliance and has not uncovered any Y2K-related failures. The Bank is currently planning to implement certain changes to this system in the second quarter of 1999. These changes are being implemented for reasons unrelated to Y2K compliance. The Bank is planning to arrange for testing of these changes to ensure the system is compliant with Year 2000 requirements. There is no assurance, however, that the Bank will be able to arrange this testing. In the event that the Bank is unable to arrange direct tests of this system, which it considers to be preferable, it will review the results of tests of this system performed by other banks.

Other mission-critical IT systems have been validated and implemented. The Bank will continue testing throughout 1999 as systems changes are made to ensure that systems remain Year 2000 compliant.

The Bank has also addressed the Year 2000 readiness of embedded microcontrollers in non-IT systems. Such embedded microcontrollers have been evaluated by an outside expert and, where necessary, replaced with Y2K compliant versions.

Costs to address Year 2000 issues:
Included in other non-interest expenses for the three months ended March 31, 1999 are charges totaling approximately $35 thousand, consisting of consulting fees and depreciation expense, incurred in order for the Bank's computer systems to properly function properly in the year 2000. The total remaining cost of the Year 2000 project is estimated at approximately $40 thousand. It is not anticipated that material incremental costs will be incurred in any single period. The Company will continue to utilize both internal and external resources to update, replace, develop and test all software information systems for Year 2000 modifications. In most instances, upgrades to computer hardware and software have been made to improve the capacity and performance of the systems as well as to achieve Year 2000 compliance. Maintenance and modification costs will be expensed as incurred.

The vast majority of internal costs relate to the payroll cost for staff assigned to the Y2K project team and Bank personnel assigned to testing the changes resulting from Y2k efforts. These costs are not being separately tracked and are not included in the costs cited in the preceding paragraph.

The costs of the project and the date on which the Bank plans to complete Year 2000 testing are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. Actual results could vary significantly from such estimates once detailed testing is completed. If the resolution plan is unsuccessful, it may have a material, adverse effect on the Company's future operating results and financial condition

Risks of Year 2000 issues:
While the Bank is working closely with its significant third party vendors, there can be no guarantee that the systems of these vendors, or other companies, on which the Bank's systems rely, will be fully Year 2000 complaint. Therefore, the Bank could possibly be negatively impacted to the extent other entities not affiliated with the Bank are unsuccessful in properly addressing their respective Year 2000 compliance responsibilities. Specific factors that might
cause  such  material   differences   include,  but  are
not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

                    Home Port Bancorp, Inc. and Subsidiaries
     Management's Discussion and Analysis of Financial Condition and Results of Operations Unaudited Interim Information for March 31, 1999

Contingency planning:
The Bank is in the process of detailing and refining its Year 2000 Contingency Plan (Plan) that outlines the procedures to be followed in the event that any mission critical systems fail after January 1, 2000. This Plan incorporates certain elements of the Bank's Disaster Recovery Plan. The Plan is scheduled to be completed by June 30, 1999 in accordance with the recently issued Interagency Regulatory Statement on Contingency Planning. The Plan includes the possibility that the Bank would not be able to process customer transactions through its internal on-line system for a period of time - which management believes would not be excessive - following December 31, 1999 and for an inability to furnish customer statements on a timely basis in January 2000. The inability to process transactions on-line would have a limited impact on the operations of the Bank because, historically, transaction volumes are lower during the winter months. A delay in mailing account statements would have a negative impact on the Bank's reputation, but in light of the growing public awareness of the Year 2000 crisis, management does not believe that the impact would be material.

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

The contingency plan is expected to be revised and updated throughout 1999 in response to ongoing Year 2000 developments. Testing of the contingency plan and training of employees for potential contingencies will continue throughout 1999.

The Company has entered into a forward commitment with the Federal Home Loan Bank of Boston to obtain funding of $15 million during the period immediately before and after December 31, 1999. The purpose of this forward commitment is to ensure the Bank's liquidity in view of the uncertainties surrounding the Year 2000 issue.

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

An overall assessment of the Y2K readiness of the Bank's commercial loan customers was completed in 1998, with an overall assessment of low. The Bank will continue to monitor its larger commercial loan relationships through its loan review process and direct contact with individual customers. Also, the Bank's policy is to include a Y2K analysis on new and renewed credits as part of the underwriting decision process. No credit losses have been incurred by the Bank to date as a result of the Year 2000 issue.

                    Home Port Bancorp, Inc. and Subsidiaries
           Quantitative and Qualitative Disclosures about Market Risk


The response is incorporated herein by reference from the discussion under the sub-caption "Asset/Liability Management and Market Risk" of the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 8-9 of the Company's 1998 Annual Report.

There has not been a significant change in market risk since the fiscal year ended December 31, 1998.

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

Item 2.           Changes in Securities.
                  Not applicable.

Item 3.           Defaults Upon Senior Securities.
                  Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders
                  None

Item 5.           Other Information.
                  A cash dividend of $.20 per common share was declared on February 2, 1999. The dividend was paid on February 26, 1999 to shareholders of record as of February 12, 1999.

                  Declaration of dividends by the Board of Directors depends on a number of factors, including capital requirements, regulatory limitations, the Company's operating results and financial condition and general economic conditions.

Item 6.           Exhibits and Reports on Form 8-K.

                  a.     Exhibits - None

                  b. Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1999.

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


                                             Home Port Bancorp, Inc.
                                ------------------------------------------------
                                                 (Registrant)





Date:  May 7, 1999              By: /s/ William P. Hourihan, Jr.
                                ------------------------------------------------
                                            William P. Hourihan, Vice President


Date:  May 7, 1999              By: /s/ John M. Sweeney
                                ------------------------------------------------
                                             John M. Sweeney, Treasurer
                                          (chief financial & accounting officer)