Form 10-Q
period 1999-06-30
HOME PORT BANCORP INC
filed 1999-08-13
CIK 832769

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
     ......................................................................
                                    FORM 10-Q

 (Mark one)
    X     Quarterly  report  pursuant to Section 13 or 15 (d) of the Securities
--------- Exchange Act of 1934 for the quarterly period ended June 30, 1999 or

          Transition  report  pursuant to Section 13 or 15 (d) of the Securities
--------- Exchange Act of 1934 for the transition period from        to        .
                                                             --------  --------

                         Commission file number 0-17099
                         ------------------------------

                             HOME PORT BANCORP, INC.
                 -----------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


                 Delaware                                    04-3016821
---------------------------------------------    -------------------------------
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
             or organization)                                  Number)

           104 Pleasant Street
         Nantucket, Massachusetts                              02554
   ---------------------------------------                   ---------
   (Address of principal executive office)                   (Zip Code)


                                 (508) 228-0580
                ------------------------------------------------
                (Issuer's telephone number, including area code)


                                 Not applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                Yes    X     No
                                                   --------    ---------

The number of shares outstanding of each of the registrant's classes of common stock as of June 30, 1997:

       Common Stock $.01 par value                        1,841,890
       ---------------------------                 -----------------------
            (Title of Class)                        (Shares Outstanding)

                             Home Port Bancorp, Inc.

                                      INDEX

PART I - FINANCIAL INFORMATION                                                                        Page No.
                                                                                                  ------------------
        Item 1  - Financial Statements
               Consolidated Balance Sheets at June 30, 1999 and December 31, 1998.                        3

               Consolidated Statements of Earnings for the three months and six months ended
               June 30, 1999 and 1998                                                                     4

               Consolidated Statements of Changes in Stockholders' Equity for the six
               months ended June 30, 1999 and for the year ended December 31, 1998                        5

               Consolidated Statements of Cash Flows for the six months                                   6
               ended June 30, 1999 and 1998

               Notes to Consolidated Financial Statements                                                7-9

        Item 2  - Management's Discussion and Analysis of Financial Condition                           10-16
               and Results of Operation

        Item 3  - Quantitative and Qualitative Disclosures About Market Risk                             17

PART II - OTHER INFORMATION                                                                              18


               Signatures                                                                                19

                             Home Port Bancorp, Inc.
                           Consolidated Balance Sheet

     (In Thousands, Except Share Data)                                                      June 30,       December 31,
                                                                                              1999             1998
                                                                                           (unaudited)
                                                                                        ---------------------------------
     Assets
     Cash and due from banks                                                                     $ 18,063     $   12,070
     Interest bearing deposits in banks                                                             1,576             54
                                                                                        ---------------------------------
        Total cash and cash equivalents                                                            19,639         12,124
     Securities held to maturity (market value $17,163 and $18,050)                                17,342         17,904
     Securities available for sale (amortized cost of $9,113 and $7,969)                            8,898          7,993
     Loans, net of allowance for loan losses of $3,739 and $3,145 (note 3)                        236,311        213,899
     Loans held for sale                                                                           12,869         16,005
     Stock in Federal Home Loan Bank of Boston, at cost                                             4,477          3,276
     Land, buildings and equipment, net                                                             2,032          1,721
     Accrued income receivable                                                                      1,433          1,340
     Net deferred tax asset                                                                           455            421
     Prepaid expenses and other assets                                                              1,049            887
                                                                                        ---------------------------------
        Total assets                                                                             $304,505       $275,570
                                                                                        =================================
     Liabilities and Stockholders' Equity
     Liabilities:
     Deposits (Note 4)                                                                           $210,518       $188,668
     Borrowed funds                                                                                65,046         58,921
     Accrued expenses                                                                               2,665          3,132
     Other liabilities                                                                                755            817
                                                                                        ---------------------------------
        Total liabilities                                                                         278,984        251,538
                                                                                        ---------------------------------

     Commitments and contingencies (notes 3 and 5)

     Stockholders' equity
     Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued
                                                                                                -               -
     Common stock, $.01 par value, 10,000,000 shares authorized, 2,325,494
      shares issued                                                                                    23             23
     Additional paid-in capital                                                                    17,473         17,473
     Retained earnings                                                                             12,551         10,918
     Accumulated other comprehensive income, net:
        Unrealized gain (loss) on securities available for sale, net of taxes (note 2)              (129)             15
     Less: Treasury stock, at cost (483,604 shares)                                               (4,397)        (4,397)
                                                                                        ---------------------------------
        Total stockholders' equity                                                                 25,521         24,032
                                                                                        ---------------------------------
        Total liabilities and stockholders' equity                                               $304,505       $275,570
                                                                                        =================================

     See accompanying notes to unaudited consolidated financial statements.

                             Home Port Bancorp, Inc.
                 Consolidated Statements of Earnings (Unaudited)

 (In Thousands, Except Per Share Data)                              Three Month Ended           Six Month Ended
                                                                        June 30,                    June 30,
                                                                --------------------------  -------------------------
                                                                    1999         1998          1999         1998
                                                                --------------------------  -------------------------
Interest income:
   Interest on loans                                                   $5,080      $4,370        $9,864       $8,283
   Interest on securities                                                 358         328           708          657
   Dividends                                                               69          50           124           92
   Interest on federal funds sold and interest bearing deposits            10           5            12           11
                                                                --------------------------  -------------------------
      Total interest income                                             5,517       4,753        10,708        9,043
                                                                --------------------------  -------------------------
Interest expense:
   Interest on deposits                                                 1,377       1,317         2,802        2,564
   Interest on borrowed funds                                           1,077         917         1,985        1,648
                                                                --------------------------  -------------------------
      Total interest expense                                            2,454       2,234         4,787        4,212
                                                                --------------------------  -------------------------
Net interest income                                                     3,063       2,519         5,921        4,831
Provision for loan losses                                                  50          37           100           75
                                                                --------------------------  -------------------------
     Net interest income after provision for loan losses                3,013       2,482          5,821       4,756
Non interest income:
   Deposit servicing fees                                                 140         124           253          221
   Loan servicing fees                                                     72          57           141          116
   Other fees and income                                                  127          94           196          151
   Net gain from sale of mortgage loans                                    77          11           206           41
   Net loss from sale of securities                                         -         (2)             -           (5)
                                                                --------------------------  -------------------------
      Total non interest income                                           416         284           796          524
                                                                --------------------------  -------------------------
Non interest expense:
   Salaries and employee benefits                                         838         732         1,655        1,377
   Building and equipment expenses                                        196         159           376          298
   Deposit insurance fees                                                  17          13            32           28
   Professional fees                                                      125         171           246          290
   Loss (recovery) on check-kiting                                          -        (100)            -          460
   Other                                                                  330         343           664          588
                                                                --------------------------  -------------------------
      Total non interest expense                                        1,506       1,318         2,973        3,041
                                                                --------------------------  -------------------------
Income before income taxes                                              1,923       1,448         3,644        2,239
Provision for income taxes                                                674         469         1,273          775
                                                                ==========================  =========================
Net Income                                                             $1,249        $979        $2,371       $1,464
                                                                ==========================  =========================
Earnings per common share - basic and diluted                           $0.68       $0.53         $1.29        $0.79
                                                                ==========================  =========================
Weighted common shares outstanding - basic and diluted                  1,842       1,842         1,842        1,842

 See accompanying notes to unaudited consolidated financial statements

                             Home Port Bancorp, Inc.
     Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

(In Thousands, Except Per Share Data)
                                                                                  Accumulated
                                            Additional                              Other            Total
                                  Common     Paid-in     Retained    Treasury   Comprehensive    Stockholders
                                   Stock     Capital     Earnings     Stock      Income, net        Equity
                                 -------------------------------------------------------------------------------
Balance at December 31, 1997        $23      $17,473      $8,841     $(4,397)       $(13)            $20,103
Net income                           -          -          3,551        -             -                3,551
Other comprehensive income, net
    Change in unrealized gain
on                                   -          -            -          -               7                  7
     securities available for
sale
                                                                                                ----------------
     Comprehensive income                                                                              3,558
Cash dividends paid at
    $.80 per share                   -          -         (1,474)       -              -              (1,474)
                                 -------------------------------------------------------------------------------
Balance at December 31, 1998         23       17,473      10,918      (4,397)         15              24,032

Net income                           -          -          2,371        -             -                2,371
Other comprehensive income, net
     Change in unrealized gain
on                                   -          -            -          -           (144)               (144)
     securities available for
sale
                                                                                                ----------------
     Comprehensive income                                                                              2,227
Cash dividends paid at
    $.40 per share                   -          -            (738)         -           -                (738)

                                 -------------------------------------------------------------------------------
Balance at June 30, 1999            $23      $17,473      $12,551    $(4,397)      $(129)            $25,521
                                 ===============================================================================

See accompanying notes to unaudited consolidated financial statements

                             Home Port Bancorp, Inc.
                Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)                                                                                 Six Months Ended
                                                                                                    June 30,
                                                                                       --------------------------------
                                                                                               1999             1998
                                                                                       --------------------------------
Net cash flows from operating activities:
    Net income                                                                                 $2,371           $1,464
    Adjustments to reconcile net income to net cash provided by (used in) operating activities:
        Provision for loan losses                                                                 100               75
        Depreciation of building and equipment                                                    188              141
        Net gain on sale of mortgage loans                                                       (206)             (41)
        Net loss on securities                                                                      -                5
        Net (accretion) amortization of securities (discounts) premiums                             4               10
        Amortization of deferred loan origination fees                                           (160)             (94)
        Amortization of deferred premiums on loans sold                                            31               24
        Net (increase) decrease in accrued income receivable                                      (93)            (260)
        Net increase (decrease) in accrued expenses                                              (467)             405
        Net (increase) decrease in loans held for sale                                          3,311           (4,398)
        Net (increase) decrease in prepaid expenses and other assets                             (162)             (87)
        Net increase (decrease) in other liabilities                                              (62)          (1,168)
        Net (increase) decrease in deferred income taxes                                           61               (9)
                                                                                       --------------------------------
Net cash provided by (used in) operating activities                                             4,916           (3,933)
                                                                                       --------------------------------
Cash flows from investing activities
    Purchases of securities held to maturity                                                   (1,821)          (4,146)
    Purchases of securities available for sale                                                 (2,633)          (2,875)
    Proceeds from sales of securities available for sale                                         -                 950
    Proceeds from maturities/calls of securities                                                2,370            5,030
    Principal payments on mortgage-backed securities                                            1,498              976
    Net increase in loans                                                                     (22,352)         (39,030)
    Purchases of land, buildings and equipment                                                  (499)             (143)
    Purchase of Federal Home Loan Bank stock                                                   (1,201)            (795)
                                                                                       --------------------------------
Net cash provided by (used in) investing activities                                           (24,638)         (40,033)
                                                                                       --------------------------------
Cash flows from financing activities:
    Net increase (decrease) in deposits                                                        21,850           29,644
    Federal Home Bank advances                                                                  2,000           11,000
    Federal Home Loan Bank repayments                                                         (13,061)          (5,000)
    Net increase in short term borrowings                                                      17,186           16,019
    Cash dividends paid                                                                          (738)            (736)
                                                                                       --------------------------------
Net cash provided by (used in) financing activities                                            27,237           50,927
                                                                                       --------------------------------
Net  increase (decrease) in cash and cash equivalents                                           7,515            6,961
Cash and cash equivalents at beginning of period                                               12,124            5,106
                                                                                       --------------------------------
Cash and cash equivalents at end of period                                                    $19,639          $12,067
                                                                                       ================================
Supplemental  disclosures of cash flow information:  Cash paid during the period for:
        Interest                                                                               $4,685           $4,129
        Income taxes                                                                            1,913              429

See accompanying notes to unaudited consolidated financial statements

                    Home Port Bancorp, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements
                 Unaudited Interim Information for June 30, 1999

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

2. Comprehensive Income

The following table shows the components of other comprehensive income (in thousands).

                                                                                           Six Months Ended
                                                                                                June 30,
                                                                                   ---------------------------------
                                                                                         1999             1998
                                                                                   ---------------  ----------------
  Net income                                                                               $2,371            $1,464
  Other comprehensive income, net of tax
     Unrealized gains on securities:
   Unrealized holding gains (losses) arising during the period                              (144)                21
   Add: reclassification adjustment for losses
         Included in net income, net of taxes of $-- in
         1999 and $3  in 1998                                                                  -                  7

                                                                                   ---------------  ----------------
                                                                                            (144)                28
                                                                                   ---------------  ----------------
  Comprehensive Income                                                                     $2,227            $1,492
                                                                                   ===============  ================

                    Home Port Bancorp, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements
                 Unaudited Interim Information for June 30, 1999

3.  Loans, Net (in thousands)
The composition of the balances of loans is as follows:

                                                                                       June 30,       December 31,
                                                                                        1999              1998
                                                                                   ---------------  ----------------
Mortgage loans:
     Residential                                                                         $130,496          $120,744
     Residential construction                                                              47,295            44,609
     Commercial                                                                            47,388            42,439
     Commercial construction                                                                2,685             8,142
                                                                                   ---------------  ----------------
            Total principal balances                                                      227,864           215,934
     Less:  Due borrowers on uncompleted loans
            Residential                                                                    (8,881)          (12,134)
            Commercial                                                                       (645)           (2,379)
     Deferred loan origination fees                                                          (746)             (734)
                                                                                   ---------------  ----------------
          Total mortgage loans                                                            217,592           200,684
Other loans:
     Commercial business                                                                   16,406            10,791
      Second mortgage                                                                       1,299             1,731
      Home equity                                                                           2,355             1,521
      Passbook and stock secured                                                              672               592
      Consumer                                                                              1,726             1,725
                                                                                   ---------------  ----------------
           Total other loans                                                               22,458            16,360
Less: Allowance for loan losses                                                            (3,739)           (3,145)
                                                                                   ===============  ================
           Loans, net                                                                    $236,311          $213,899
                                                                                   ===============  ================

The Federal Home Loan Bank has a blanket lien covering residential mortgage loans as collateral for the Bank's borrowing from the FHLB.

A summary of the transactions in the allowance for loan losses is as follows:

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                   ---------------------------------
                                                                                        1999             1998
                                                                                   ---------------------------------
Balance at beginning of period                                                              $3,145           $2,609
       Provisions                                                                              100               75
       Recoveries                                                                              504              382
       Realized losses charged to allowance                                                    (10)             (13)
                                                                                   ---------------------------------
Balance at end of period                                                                    $3,739           $3,053
                                                                                   =================================

Non-performing loans are summarized as follows:

                                                                                      June 30,       December 31,
                                                                                        1999             1998
                                                                                   ---------------------------------
Loans accounted for on a non-accrual basis                                            $      -        $       -
Accruing loans 90 days past due                                                             17              268
Impaired loans                                                                               -                -

                    Home Port Bancorp, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements
                 Unaudited Interim Information for June 30, 1999

4.  Deposits (in thousands)

A summary of deposit balances, by type, is as follows:

                                                                                       June 30,       December 31,
                                                                                         1999             1998
                                                                                   -------------------------------
Demand (non-interest bearing)                                                            $23,157          $18,437
Savings:
     NOW                                                                                  57,197           43,062
     Regular and 90-day notice accounts                                                   19,955           19,168
     Money market deposit accounts                                                        38,212           38,377
     Advance payments from mortgagors                                                         77              231
                                                                                   -------------------------------
         Total savings                                                                   115,441          100,838
                                                                                   -------------------------------
Time certificates of deposit                                                              71,920           69,393
                                                                                   -------------------------------
         Total deposits                                                                 $210,518         $188,668
                                                                                   ===============================

5.  Commitments

In the normal course of business, there are outstanding commitments that are not reflected in the balance sheet. Firm commitments to originate mortgage and commercial loans were $13.5 million at June 30, 1999.

                    Home Port Bancorp, Inc. and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 Unaudited Interim Information for June 30, 1999

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

     Certain Factors That May Affect Future Results. The following important factors, among others, could cause actual results to differ materially from those contemplated by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time to time. Defined terms used elsewhere in this quarterly report have the same meanings herein as therein. A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, the Bank's continued ability to originate quality loans, fluctuating interest rates, real estate market conditions on Nantucket, general and local economic conditions, the Bank's continued ability to attract and retain deposits, new accounting pronouncements, Year 2000 compliance and changing regulatory requirements.

                           Consolidated Balance Sheet
                           --------------------------

Total assets of Home Port Bancorp, Inc. (the "Company") grew during the first six months of 1999, increasing $29.0 million, or 10.5%, to $304.5 million at June 30, 1999 from $275.6 million at December 31, 1998. For the comparable period in 1998, total assets increased $51.6 million, or $24.7%. Major balance sheet categories are discussed in detail below.

Net loans outstanding (including loans held for sale) were $249.2 million at June 30, 1999, an increase of $19.3 million, or 8.4%, from $229.9 million at December 31, 1998. For the comparable period in 1998, loans increased $43.5 million, or 24.8%, to $218.4 million from $174.9 million at December 31, 1997. Mortgage loan originations totaled $88.1 million during the first six months of 1999 compared to $80.8 million in the prior year period. Loan sales increased to $34.3 million during the first six months of 1999 as compared to $13.7 million for the corresponding 1998 period. The increase in loan originations is attributed to strong real estate sales activity on Nantucket and the Bank's emphasis on customer service and marketing efforts. The Bank's lending activities are conducted solely on Nantucket.

Total deposits increased by $21.8 million, or 11.6%, to $210.5 million at June 30, 1999 from $188.7 million at December 31, 1998. During the first six months of 1998, deposits increased by $29.6 million, or 20.8%. These increases in deposits are attributed to a very strong Nantucket economy and the Bank's marketing efforts. Substantially all of the Bank's deposits are from Nantucket-related individuals, businesses and government entities. Brokered deposits, a minor funding source, totaled $.6 million at June 30, 1999, or less than one-half of one percent of total deposits.

Borrowed funds, consisting of Federal Home Loan Bank advances, totaled $65.0 million at June 30, 1999, an increase of $6.1 million from the December 31, 1998 total of $58.9 million. At June 30, 1998 borrowed funds totaled $63.8 million. These borrowings are used to fund loan growth and seasonal deposit outflows. Total non-deposit funding sources (borrowings and brokered deposits) represented 21.6% of total assets at June 30, 1999 compared to 25.2% at June 30, 1998.

                    Home Port Bancorp, Inc. and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 Unaudited Interim Information for June 30, 1999

Total stockholders' equity increased by $1.5 million to $25.5 million at June 30, 1999 from $24.0 million at December 31, 1998. This increase reflects net income of $2.4 million less cash dividends declared of $738 thousand and less an increase in the unrealized loss on securities held to maturity of $144 thousand.

                              Results of Operations
                              ---------------------
For the quarter ended June 30, 1999, the Company reported net income of $1.2 million or $0.68 per share compared to net income of $979 thousand or $0.53 per share for the quarter ended June 30, 1998. For the six months ended June 30, 1999 net income totaled $2.3 million, or $1.29 per share, compared to $1.5 million, or $0.79 per share, for the comparable 1998 period.

Earnings for the six months ended June 30, 1998 were impacted by a charge of $460 thousand ($301 thousand after-tax) due to a loss resulting from a check-kiting scheme and $170 thousand ($111 thousand after-tax) of expenses incurred related to the formation of a real estate investment trust subsidiary. Excluding these items, net income increased by $495 thousand, or 26.4%, in the six months ended June 30, 1999 as compared to 1998. The following paragraphs describe the results of operations in more detail.

Net Interest Income

Net interest income increased $544 thousand, or 21.6%, and $1.1 million, or 22.6%, respectively, for the three and six months ended June 30, 1999 as compared to the prior year. These increases were primarily the result of an increase in the average volume of loans and deposits offset by a small reduction in the interest rate spread. Additional information on average balances, interest and yields, calculated on a tax-equivalent basis, is provided in the following two tables:

(in thousands)                            Six Months Ended June 30, 1999           Six Months Ended June 30, 1998
                                     ----------------------------------------- ----------------------------------------
                                        Average       Interest      Yield/         Average      Interest     Yield/
                                      Balance (1)        (2)         Rate        Balance (1)       (2)        Rate
                                     ----------------------------------------- ----------------------------------------
Interest earning assets:
    Residential loans                      $176,125        $6,543       7.43%         $139,153      $5,282       7.59%
    Commercial loans                         64,712         3,047       9.42%           55,617       2,718       9.77%
    Consumer loans                            5,617           274       9.76%            5,662         283       9.99%
                                     ----------------------------------------- ----------------------------------------
Total loans                                 246,454         9,864       8.00%          200,432       8,283       8.26%
    Securities and FHLB Stock                30,040           903       6.01%           26,395         789       5.98%
                                     ----------------------------------------- ----------------------------------------
Total interest earning assets               276,494        10,767       7.79%          226,827       9,072       8.00%
                                     ----------------------------------------- ----------------------------------------

Interest bearing liabilities:
    Deposits                                170,199         2,802       3.30%          139,569       2,564       3.70%
    Borrowed funds                           72,373         1,985       5.50%           54,437       1,648       6.11%
                                     ----------------------------------------- ----------------------------------------
Total interest bearing liabilities          242,572         4,787       3.96%          194,006       4,212       4.38%
                                     ----------------------------------------- ----------------------------------------

Net interest income                                        $5,980                                   $4,860
                                                    ==============                             ============

Interest rate spread                                                    3.83%                                    3.62%
                                                                  ============                             ============

Net interest margin                                                     4.32%                                    4.28%
                                                                  ============                             ============

(1) Average balances include the assets held for sale, available for sale and held to maturity.

(2) A tax-equivalent ("FTE") adjustment has been included in the calculations to reflect this income as if it had been fully taxable. The FTE adjustment is based upon the applicable federal and state income tax rates. The FTE adjustment included in interest income was $59 thousand in 1999 and $29 thousand in 1998.

                    Home Port Bancorp, Inc. and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                 Unaudited Interim Information for June 30, 1999

The effect on net interest income as a result of changes in average interest rates and balances follows:

(in thousands)                                              Six Months Ended June 31, 1999 vs. 1998
                                                ----------------------------------------------------------------
                                                                    Changes Due to Increase
                                                                          (Decrease)
                                                ----------------------------------------------------------------
                                                                                                   Average
                                                                   Average        Average           Rate/
                                                     Total       Balance (1)      Rate (2)       Volume (3)
                                                ----------------------------------------------------------------
Interest earning assets:
    Residential loans                                    $1,261         $1,404         $(111)             $(32)
    Commercial loans                                        329            444           (97)              (18)
    Consumer loans                                          (9)            (2)            (7)                -
                                                ----------------------------------------------------------------
Total loans                                               1,581          1,846          (215)              (50)
    Securities and FHLB Stock                               114            109              4                 1
                                                ----------------------------------------------------------------
Total interest earning assets                             1,695          1,955          (211)              (49)
                                                ----------------------------------------------------------------

Interest bearing liabilities:
    Deposits                                                238            566          (272)              (56)
    Borrowed funds                                          337            544          (155)              (52)
                                                ----------------------------------------------------------------
Total interest bearing liabilities                          575          1,110          (427)             (108)

                                                ================================================================
Net interest income                                      $1,120           $845           $216               $59
                                                ================================================================

(1) Represents the changes in average balance  multiplied by prior period yield.
(2) Represents the changes in yield  multiplied by prior period average balance.
(3) Represents the changes in yield multiplied by changes in average balance.

Non-interest income

Non-interest income increased by $132 thousand and $272 thousand, respectively, in the three and six month periods ended June 30, 1999 as compared to the prior year. These increases were primarily due to higher gains on the sale of loans, which increased by $66 thousand and $165 thousand, respectively, in the three and six month periods. The increase in gains was due to an increase in the amount of loans sold to $34.3 million in the first six months of 1999 from $13.7 million in the prior year.

Non-interest expense

Non-interest expenses were impacted by two non-recurring items that occurred in the prior year: a loss, and subsequent partial recovery, from a check-kiting scheme and one-time expenses related to the formation of a real estate investment trust subsidiary. Excluding these two items, non interest expenses increased by $192 thousand, or 14.6%, and $562 thousand, or 23.3%, respectively, in the three and six month periods ending June 30, 1999 as compared to the prior year. These increase are due to the costs associated with additional office space leased during the second quarter of 1998 and additional staffing to service the increased loan and deposit business. The Company's efficiency ratio, excluding the non-recurring costs, was 43.3% and 44.3% for the three and six month periods ended June 30, 1999, compared to 46.8% and 45.0% in the comparable 1998 periods.

                    Home Port Bancorp, Inc. and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                 Unaudited Interim Information for June 30, 1999

Return on Equity

Return on average equity increased to an annualized rate of 19.2% for the six months ended June 30, 1999 from 13.23% for the same period in 1998. This increase is the result the increase in earnings described above and was impacted by the non-recurring check-kite loss in the 1998.

Provision for Loan Losses

The allowance for loan losses at June 30, 1999 was $3.7 million or 1.48% of total loans compared to $3.1 million, or 1.35% of total loans, at December 31, 1998. During the six months ending June 30, 1999 the loan loss reserve increased by $594 thousand due to net recoveries of $494 thousand and a loan loss provision of $100 thousand. The loan loss provision was increased to $50 thousand per quarter beginning in 1999 from $37 thousand per quarter during 1998 due to the growth in the Bank's loan portfolio. The Bank believes its current level of loan loss reserves to be adequate. Any unforeseen future economic problems, however, could lead to the Bank experiencing additional delinquencies that may require additional provisions for loan losses.

Non-performing Loans and Other Real Estate Owned

The Bank's non-performing loans totaled $17 thousand at June 30, 1999 compared to $268 thousand at December 31, 1998. None of these loans were to affiliated persons. At both June 30, 1999 and December 31, 1998 the Bank had no other real estate owned. The Bank had no loans that were considered impaired at either June 30, 1999 or December 31, 1998.

At June 30, 1999 management has identified $604 thousand of loans that, while currently performing, may pose potential problems due to some doubts about the ability of the borrowers to comply with all of their present loan repayment terms. The resolution of these loans is not yet known. The Bank believes that its allowance for loan losses is adequate to absorb any losses that may result from these loans.

Income Taxes

The Company's effective income tax rate for the quarter ended June 30, 1999 was 35.0% compared to 32.4% for the comparable prior year quarter. For the six months ended June 30, 1998 the effective tax rate was 34.9% compared to 34.6% in the comparable 1998 period. These tax rates are reflective of the proportion of income earned by certain non-bank subsidiaries that is taxed, for state tax purposes, at lower rates.

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

At June 30, 1999 and December 31, 1998 the Company's and the Bank's capital ratios were in excess of regulatory requirements.

                    Home Port Bancorp, Inc. and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 Unaudited Interim Information for June 30, 1999

  Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in balance sheet and measure those instruments at fair market value. Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. In June 1999 the FASB issued Statement No. 137 which defers the effective date of Statement No.
133. Statement No. 133 is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. This statement is not expected to have a material effect on the Company's consolidated financial statements.

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

                    Home Port Bancorp, Inc. and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                 Unaudited Interim Information for June 30, 1999

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

For IT systems, the Bank has completed the Awareness, Assessment and Renovation phases. The Bank continues to work closely with the vendor (NCR Corporation) that supplies it's mission-critical data warehousing and on-line transaction processing system. The Bank has performed tests of this system to determine its Y2K compliance and has not uncovered any Y2K-related failures. The Bank made certain changes to this system in the second quarter of 1999, for reasons unrelated to Y2K compliance. The Bank is planning to test these changes early in the third quarter to ensure the system is compliant with Year 2000 requirements. In the event that the Bank is unable to arrange satisfactory direct tests of this system, which it considers to be preferable, it will review the results of tests of this system performed by other banks.

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

Costs to address Year 2000 issues:
Included in other non-interest expenses for the six months ended June 30, 1999 are charges totaling approximately $35 thousand, consisting of consulting fees and depreciation expense, incurred in order for the Bank's computer systems to properly function properly in the year 2000. The total remaining cost of the Year 2000 project is estimated at approximately $45 thousand. It is not anticipated that material incremental costs will be incurred in any single period. The Company will continue to utilize both internal and external resources to update, replace, develop and test all software information systems for Year 2000 modifications. In most instances, upgrades to computer hardware and software have been made to improve the capacity and performance of the systems as well as to achieve Year 2000 compliance. Maintenance and modification costs will be expensed as incurred.

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

                    Home Port Bancorp, Inc. and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                 Unaudited Interim Information for June 30, 1999

compliance responsibilities. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

Contingency planning:
The Bank has developed a Year 2000 Contingency Plan (Plan) that outlines the procedures to be followed in the event that any mission critical systems fail after January 1, 2000. This Plan incorporates certain elements of the Bank's Disaster Recovery Plan. The Plan includes the possibility that the Bank would not be able to process customer transactions through its internal on-line system for a period of time - which management believes would not be excessive - following December 31, 1999 and for an inability to furnish customer statements on a timely basis in January 2000. The inability to process transactions on-line would have a limited impact on the operations of the Bank because, historically, transaction volumes are lower during the winter months. A delay in mailing account statements would have a negative impact on the Bank's reputation, but in light of the growing public awareness of the Year 2000 crisis, management does not believe that the impact would be material. The contingency plan is expected to be revised and updated throughout 1999 in response to ongoing Year 2000 developments. Certain parts of the Contingency Plan have been validated; the validation process will continue over the rest of the year, with the bulk of the work scheduled in the early fall, after the Banks seasonal decrease in transaction volumes.

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

Item 2.           Changes in Securities.
                  ----------------------
                  Not applicable.

Item 3.           Defaults Upon Senior Securities.
                  --------------------------------
                  Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------
                  a. The annual meeting of shareholders was held on May 17, 1999

                  b. Set forth below is a brief description of each matter voted upon at the meeting, including the number of votes cast for, against, or withheld, as well as the number abstentions and including a separate tabulation with respect to each nominee for office:

                  (i)   Election of directors:

                        Charles F. DiGiovanna: 1,722,777 votes for, 6,929 votes withheld.

                        Philip Read: 1,721,256 votes for, 8,450 votes withheld.

                  (ii) Ratification of KPMG LLP as independent auditors for fiscal year 1999: 1,706,396 votes for, 17,591 votes against, 5,719 abstentions.

                  (iii) Approval of the Directors  Restricted Stock Option Plan:
                        1,553,351  votes  for,  112,650  votes  against,  23,685
                        abstentions.

Item 5.           Other Information.
                  ------------------

                  A cash dividend of $.20 per common share was declared on April
                  27,   1999.   The  dividend  was  paid  on  May  27,  1999  to
                  shareholders of record as of May 17, 1999.

                  Declaration of dividends by the Board of Directors depends on a number of factors, including capital requirements, regulatory limitations, the Company's operating results and financial condition and general economic conditions.

Item 6.           Exhibits and Reports on Form 8-K.
                  ---------------------------------

                  a.    Exhibits - None

                  b.    Reports  on Form 8-K - No reports on Form 8-K were filed
                        during    the   quarter    ended    June   30,    1999.

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


                                            Home Port Bancorp, Inc.
                                ------------------------------------------------
                                                 (Registrant)





Date:  August 10, 1999          By: /s/ William P. Hourihan, Jr.
                                ------------------------------------------------
                                William P. Hourihan, Vice President


Date:  August 10, 1999          By: /s/ John M. Sweeney
                                ------------------------------------------------
                                John M. Sweeney, Treasurer
                                (chief financial & accounting officer)