Form 10-Q
period 1999-09-30
HOME PORT BANCORP INC
filed 1999-11-02
CIK 832769

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
 (Mark one)

  X   Quarterly  report  pursuant  to  Section  13 or 15 (d)  of the  Securities
----- Exchange Act of 1934 for the quarterly period ended September 30, 1999 or

      Transition  report  pursuant  to  Section  13 or 15 (d) of the  Securities
----- Exchange Act of 1934 for the transition period from       to       .
                                                         -------   ------
                         Commission file number 0-17099

                             HOME PORT BANCORP, INC.
             ------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

           Delaware                                            04-3016821
---------------------------------                        ----------------------
(State or other jurisdiction                               (I.R.S. Employer
 of incorporation or organization)                        Identification Number)


          104 Pleasant Street
       Nantucket, Massachusetts                                   02554
---------------------------------------                         ----------
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
                                            Yes  X    No     .
                                               -----    -----

      The number of shares outstanding of each of the registrant's classes of common stock as of September 30, 1999:


 Common Stock $.01 par value                                     1,841,890
 ---------------------------                               --------------------
     (Title of Class)                                      (Shares Outstanding)

Transitional Small Business Disclosure Format (check one)
Yes       No  X  .
   -----    -----

                             Home Port Bancorp, Inc.

                                                       INDEX

PART I FINANCIAL INFORMATION                                                                     Page No.
                                                                                               -----------
        Item 1 Financial Statements:
               Consolidated Balance Sheets at September 30, 1999 and December 31, 1998.            3

               Consolidated Statements of Earnings for the three months and nine months            4
               ended September 30, 1999 and 1998.

               Consolidated  Statements of Changes in  Stockholders'  Equity for                   5
               the nine months ended  September  30, 1999 and for the year ended
               December 31, 1998

               Consolidated Statements of Cash Flows for the nine months                           6
               ended September 30, 1999 and 1998

               Notes to Consolidated Financial Statements                                         7-9

        Item 2 Management's Discussion and Analysis of Financial Condition and results of        10-16
               Operation

        Item 3 Quantitative and Qualitative Disclosures About Market Risk                         17

PART II - OTHER INFORMATION                                                                       18

               Signatures                                                                         19

                             Home Port Bancorp, Inc.
                           Consolidated Balance Sheets

     (In Thousands, Except Share and Per Share Data)                                      September 30,    December 31,
                                                                                              1999             1998
                                                                                           (unaudited)
                                                                                        -------------------------------
     Assets

     Cash and due from banks                                                               $   11,438       $   12,070
     Interest bearing deposits in banks                                                            75               54
     Federal funds sold                                                                         3,000                -
                                                                                        -------------------------------
        Total cash and cash equivalents                                                        14,513           12,124
     Securities held to maturity (market value $16,831 and $18,050)                            17,050           17,904
     Securities available for sale (amortized cost of $16,525 and $7,969)                      16,290            7,993
     Loans, net of allowance for loan losses of $3,909 and $3,145 (note 3)                    249,766          213,899
     Loans held for sale                                                                       10,074           16,005
     Stock in FHLB-Boston, at cost                                                              4,477            3,276
     Land, buildings and equipment, net                                                         2,192            1,721
     Accrued income receivable                                                                  1,438            1,340
     Net deferred tax asset                                                                       455              421
     Prepaid expenses and other assets                                                          1,079              887
                                                                                        -------------------------------
        Total assets                                                                         $317,334         $275,570
                                                                                        ===============================

     Liabilities and Stockholders' Equity
     Liabilities:
     Deposits (Note 4)                                                                       $240,434         $188,668
     Borrowed funds                                                                            45,360           58,921
     Accrued expenses                                                                           3,198            3,132
     Other liabilities                                                                          1,839              817
                                                                                        -------------------------------
        Total liabilities                                                                     290,831          251,538
                                                                                        -------------------------------

     Commitments and contingencies (notes 3 and 5)

     Stockholders' equity
     Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued
                                                                                                    -                -
     Common stock, $.01 par value, 10,000,000 shares authorized, 2,325,494
      shares issued                                                                                23               23
     Additional paid-in capital                                                                17,473           17,473
     Retained earnings                                                                         13,545           10,918
     Accumulated other comprehensive income, net:
        Unrealized gain on securities available for sale, net of taxes (note 2)                 (141)               15
     Less: Treasury stock, at cost (483,604 shares)                                           (4,397)          (4,397)
                                                                                        -------------------------------
        Total stockholders' equity                                                             26,503           24,032
                                                                                        -------------------------------
        Total liabilities and stockholders' equity                                           $317,334         $275,570
                                                                                        ===============================

     See accompanying notes to unaudited consolidated financial statements.

                             Home Port Bancorp, Inc.
                 Consolidated Statements of Earnings (Unaudited)


 (In Thousands, Except Per Share Data)                              Three Months Ended         Nine Months Ended
                                                                      September 30,              September 30,
                                                                --------------------------  -------------------------
                                                                    1999         1998          1999         1998
                                                                --------------------------  -------------------------
Interest income:
   Interest on loans                                                   $5,003      $4,580       $14,867      $12,863
   Interest on securities                                                 408         312         1,116          969
   Dividends                                                               74          52           198          144
   Federal funds sold and interest bearing deposits                        16          61            28           72
                                                                --------------------------  -------------------------
      Total interest income                                             5,501       5,005        16,209       14,048

                                                                --------------------------  -------------------------
Interest expense:
   Interest on deposits                                                 1,501       1,437         4,303        4,000
   Interest on borrowed funds                                             751         711         2,736        2,360
                                                                --------------------------  -------------------------
      Total interest expense                                            2,252       2,148         7,039        6,360

                                                                --------------------------  -------------------------
Net interest income                                                     3,249       2,857         9,170        7,688

Provision for loan losses                                                  50          38           150          113

                                                                --------------------------  -------------------------
     Net interest income after provision for loan losses                3,199       2,819          9,020       7,575

(continued)

 (In Thousands, Except Per Share Data)                              Three Month Ended           Nine Month Ended
                                                                      September 30,              September 30,
                                                                --------------------------  -------------------------
                                                                    1999         1998          1999         1998
                                                                --------------------------  -------------------------
Non interest income:
   Deposit servicing fees                                                 119         119           372          340
   Loan servicing fees                                                     88          58           229          174
   Other fees and income                                                  206          78           402          229
   Net gain from sale of mortgage loans                                    38          63           244          104
   Net loss from securities                                                 -           -             -          (5)
                                                                --------------------------  -------------------------
      Total non interest income                                           451         318         1,247          842

                                                                --------------------------  -------------------------
Non interest expense:
   Salaries and employee benefits                                         876         821         2,531        2,198
   Building and equipment expenses                                        200         163           576          461
   Deposit insurance fees                                                  16          13            48           41
   Professional fees                                                       68         160           314          450

   Loss on "check-kiting", net of recovery                                  -           -             -          460
   Other                                                                  409         370         1,073          958
                                                                --------------------------  -------------------------
      Total non interest expense                                        1,569       1,527         4,542        4,568
                                                                --------------------------  -------------------------
Income before income taxes                                              2,081       1,610         5,725        3,849
Provision for income taxes                                                721         562         1,994        1,337
                                                                ==========================  =========================
Net Income                                                             $1,360      $1,048        $3,731       $2,512
                                                                ==========================  =========================

Earnings per common share - basic and diluted                           $0.74       $0.57         $2.03        $1.36
                                                                =====================================================

Weighted common shares outstanding - basic and diluted                  1,842       1,842         1,842        1,842

      See accompanying notes to unaudited consolidated financial statements

                             Home Port Bancorp, Inc.
     Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

(In Thousands, Except Per Share Data)
                                                                                 Accumulated
                                           Additional                              Other           Total
                                  Common     Paid-in     Retained   Treasury    Comprehensive   Stockholders
                                   Stock     Capital     Earnings     Stock        Income         Equity
                                 -----------------------------------------------------------------------------
Balance at December 31, 1997        $23      $17,473      $7,017    $(4,397)       $(13)          $20,103
Net income                           -          -         3,551         -            -              3,551
Other comprehensive income, net
    Change in unrealized gain on     -          -           -           -            7                  7
     securities available for sale                                                            ----------------
     Comprehensive income                                                                           3,558
Cash dividends paid at
    $.80 per share                   -          -        (1,474)        -            -             (1,474)
                                 -----------------------------------------------------------------------------
Balance at December 31, 1998        $23      $17,473     $10,918    $(4,397)        $15            24,032

Net income                           -          -         3,731         -            -              3,731
Other comprehensive income, net
     Change in unrealized gain on    -          -           -           -          (156)             (156)
     securities available for sale                                                            ----------------
     Comprehensive income                                                                           3,575
Cash dividends paid at
    $.60 per share                   -          -        (1,104)        -            -             (1,104)
                                 -----------------------------------------------------------------------------
Balance at September 30, 1999       $23      $17,473    $13,545     $(4,397)      $(141)          $26,503
                                 =============================================================================

See accompanying notes to unaudited consolidated financial statements

                             Home Port Bancorp, Inc.
                Consolidated Statements of Cash Flows (Unaudited)
                                 (In Thousands)

                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                       --------------------------------
                                                                                              1999            1998
                                                                                       --------------------------------
Net cash flows from operating activities:
    Net income                                                                                 $3,731           $2,512
    Adjustments to reconcile net income to net cash (used in) provided by operating activities:
        Provision for loan losses                                                                 150              113
        Depreciation of building and equipment                                                    274              218
        Net gain on sale of mortgage loans                                                       (244)            (104)
        Net loss on securities                                                                      0                5
        Net amortization of securities premiums                                                     4               23
        Amortization of deferred loan origination fees                                           (190)            (172)
        Amortization of deferred premiums on loans sold                                            42               24
        Net increase in accrued income receivable                                                (98)            (183)
        Net increase (decrease) in accrued expenses                                                66            1,177
        Net (increase) decrease in loans held for sale                                          6,133          (5,405)
        Net increase in prepaid expenses and other assets                                        (192)             (74)
        Net increase (decrease) in other liabilities                                            1,022             (856)
        Net increase (decrease) in deferred income taxes                                           69              (40)
                                                                                       --------------------------------
Net cash (used in) provided by operating activities                                            10,767          (2,762)
                                                                                       --------------------------------
Cash flows from investing activities
    Purchases of securities held to maturity                                                   (2,912)          (6,446)
    Purchases of securities available for sale                                                (10,103)          (5,325)
    Proceeds from sales of securities available for sale                                        1,370              950
    Proceeds from maturities/calls of securities                                                1,660            7,930
    Principal payments on mortgage-backed securities                                            2,279            1,591
    Net increase in loans                                                                     (35,827)         (35,745)
    Purchases of land, buildings and equipment                                                  (745)            (381)
    Purchase of Federal Home Loan Bank stock                                                   (1,201)            (834)
                                                                                       --------------------------------
Net cash used in investing activities                                                         (45,479)         (38,260)
                                                                                       --------------------------------
Cash flows from financing activities:
    Net increase (decrease) in deposits                                                        51,766           57,541
    Federal Home Bank advances                                                                 15,000           13,000
    Federal Home Loan Bank repayments                                                         (23,000)          (7,795)
    Net increase (decrease) in short term borrowings                                           (5,561)          (9,516)
    Cash dividends paid                                                                        (1,104)          (1,105)
                                                                                       --------------------------------
Net cash provided by financing activities                                                      37,101           52,125
                                                                                       --------------------------------
Net  increase (decrease) in cash and cash equivalents                                           2,389           11,103
Cash and cash equivalents at beginning of period                                               12,124            5,106
                                                                                       --------------------------------
Cash and cash equivalents at end of period                                                    $14,513          $16,209
                                                                                       ================================
Supplemental  disclosures of cash flow information:
Cash paid during the period for:
        Interest                                                                               $7,031           $6,370
        Income taxes                                                                            2,051              505
     See accompanying notes to unaudited consolidated financial statements

                    Home Port Bancorp, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements Unaudited Interim Information for September 30, 1999

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

                                                                                          Nine Months Ended
                                                                                             September 30,
                                                                                   ---------------------------------
                                                                                        1999             1998
                                                                                   ---------------  ----------------
  Net income                                                                               $3,731            $2,512
  Other comprehensive income, net of tax
     Unrealized gains on securities:
   Unrealized holding gains (losses) arising during the period                              (156)                51
   Add: reclassification adjustment for losses included in
         net income, net of taxes of $- in 1999 and $3 in 1998                               -                    7
                                                                                   ---------------  ----------------
                                                                                            (156)                58
                                                                                   ---------------  ----------------
  Comprehensive Income                                                                     $3,575            $2,570
                                                                                   ===============  ================

                    Home Port Bancorp, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements

3.  Loans, Net (in thousands)

The composition of the balances of loans is as follows:

                                                                                  September 30,       December 31,
                                                                                      1999               1998
                                                                                -----------------  -----------------
Mortgage loans:
     Residential                                                                        $153,015           $120,744
     Residential construction                                                             42,347             44,609
     Commercial                                                                           48,603             42,439
     Commercial construction                                                               3,260              8,142
                                                                                -----------------  -----------------
            Total principal balances                                                     247,225            215,934
Less:
     Due borrowers on uncompleted loans
          Residential                                                                    (9,961)           (12,134)
           Commercial                                                                      (943)            (2,379)
     Deferred loan origination fees                                                        (795)              (734)
                                                                                -----------------  -----------------
          Total mortgage loans                                                           235,526            200,684
Other loans:
     Commercial business                                                                  12,029             10,791
      Second mortgage                                                                      1,680              1,731
      Home equity                                                                          2,859              1,521
      Passbook and stock secured                                                             789                592
      Consumer                                                                               792              1,725
                                                                                -----------------  -----------------
           Total other loans                                                              18,149             16,360
Less: Allowance for loan losses                                                          (3,909)            (3,145)
                                                                                =================  =================
           Loans, net                                                                   $249,766           $213,899
                                                                                =================  =================

The Federal Home Loan Bank ("FHLB") has a blanket lien covering residential mortgage loans as collateral for the Bank's borrowing from the FHLB.

A summary of the transactions in the allowance for loan losses is as follows:

                                                                                             Nine Months Ended
                                                                                              September 30,
                                                                                       -----------------------------
                                                                                            1999          1998
                                                                                       -----------------------------
Balance at beginning of period                                                                 $3,145        $2,609
       Provisions                                                                                 150           113
       Recoveries                                                                                 624           393
       Realized losses charged to allowance                                                      (10)          (16)
                                                                                       -----------------------------
Balance at end of period                                                                       $3,909        $3,099
                                                                                       =============================

                    Home Port Bancorp, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements

Non-performing loans are summarized as follows:
                                                                                   Sept. 30,     December 31,
                                                                                      1999           1998
                                                                                 -------------------------------
Loans accounted for on a non-accrual basis                                          $   -         $   -
Accruing loans 90 days past due                                                         9           268
Impaired loans                                                                          -             -

4.  Deposits (in thousands)

A summary of deposit balances, by type, is as follows:

                                                                                  September 30,    December 31,
                                                                                      1999            1998
                                                                               ---------------------------------
Demand (non-interest bearing)                                                           $23,527         $18,437
Savings:
     NOW                                                                                 63,794          43,062
     Regular and 90-day notice accounts                                                  22,432          19,168
     Money market deposit accounts                                                       49,730          38,377
     Advance payments from mortgagors                                                       252             231
                                                                               ---------------------------------
         Total savings                                                                  136,208         100,838
                                                                               ---------------------------------
Time certificates of deposit                                                             80,699          69,393
                                                                               ---------------------------------
         Total deposits                                                                $240,434        $188,668
                                                                               =================================

5.  Commitments

In the normal course of business, there are outstanding commitments that are not reflected in the balance sheet. Firm commitments to originate mortgage and commercial loans were $15.2 million at September 30, 1999.

                    Home Port Bancorp, Inc. and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
              Unaudited Interim Information for September 30, 1999

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

                           Consolidated Balance Sheet
                           --------------------------

Total assets of Home Port Bancorp, Inc. (the "Company") grew during the first nine months of 1999, increasing $41.8 million, or 15.2%, to $317.3 million at September 30, 1999 from $275.6 million at December 31, 1998. For the comparable period in 1998, total assets increased $55.0 million, or $26.3%. Major balance sheet categories are discussed in detail below.

Net loans outstanding (including loans held for sale) were $259.8 million at September 30, 1999, an increase of $29.9 million, or 13.0%, from $229.9 million at December 31, 1998. For the comparable period in 1998, loans increased $41.3 million, or 23.6%, to $216.2 million from $174.9 million at December 31, 1997. Mortgage loan originations totaled $124 million during the first nine months of 1999 compared to $114 million in the prior year period. Loan sales increased to $41 million during the first nine months of 1999 as compared to $29 million for the corresponding 1998 period. The increase in loan originations is attributed to strong real estate sales activity on Nantucket and the Bank's emphasis on customer service and marketing efforts. The Bank's lending activities are conducted solely on Nantucket Island.

Total deposits increased by $51.8 million, or 27.4%, to $240.4 million at September 30, 1999 from $188.7 million at December 31, 1998. During the first nine months of 1998, deposits increased by $57.5 million, or 40.4%. These increases in deposits are attributed to a very strong Nantucket economy and the Bank's marketing efforts. Substantially all of the Bank's deposits are from Nantucket-related individuals, businesses and government entities. Brokered deposits, a minor funding source, totaled $.5 million at September 30, 1999, or less than one-half of one percent of total deposits.

Borrowed funds, consisting of Federal Home Loan Bank advances, totaled $45.4 million at September 30, 1999, an decrease of $13.6 million from the December 31, 1998 total of $58.9 million. At September 30, 1998 borrowed funds totaled $37.4 million compared to $41.7 million at December 31, 1997. These borrowings are used to fund loan growth and seasonal deposit outflows.

                    Home Port Bancorp, Inc. and Subsidiaries
                Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
              Unaudited Interim Information for September 30, 1999


Total stockholders' equity increased by $2.5 million to $26.5 million at September 30, 1999 from $24.0 million at December 31, 1998. This increase reflects net income of $3.7 million less cash dividends declared of $1.1 million and less an increase in the unrealized loss on securities held to maturity of $156 thousand.
                              Results of Operations
                              ---------------------

For the quarter ended September 30, 1999, the Company reported net income of $1.4 million or $0.74 per share compared to net income of $1.0 million or $0.57 per share for the quarter ended September 30, 1998. For the nine months ended September 30, 1999 net income totaled $3.7 million, or $2.03 per share, compared to $2.5 million, or $1.36 per share, for the comparable 1998 period.

Earnings for the three and nine months ended September 30, 1998 were impacted by two non-recurring items that occurred in the prior year: a loss, and subsequent partial recovery, from a check-kiting scheme and one-time expenses related to the formation of a real estate investment trust subsidiary. Excluding these two items net income increased by $201 thousand, or 17.3% in the third quarter and $697 thousand, or 23.0%, for the year-to-date period, as compared to the prior year. The following paragraphs describe the results of operations in more detail.

Net Interest Income

Net interest income increased $392 thousand, or 13.7%, and $1.4 million, or 19.1%, respectively, for the three and nine months ended September 30, 1999 as compared to the prior year. These increases were the result of an increase in the average volume of loans and deposits together with a small increase in the interest rate spread. Additional information on average balances, interest and yields, calculated on a tax-equivalent basis, is provided in the following two tables:

 (in thousands)                          Nine Months Ended Sept. 30, 1999         Nine Months Ended Sept. 30, 1998
                                     ----------------------------------------- ----------------------------------------
                                        Average       Interest      Yield/         Average      Interest     Yield/
                                      Balance (1)        (2)         Rate        Balance (1)       (2)        Rate
                                     ----------------------------------------- ----------------------------------------
Interest earning assets:
    Residential loans                      $180,130        $9,933       7.35%         $146,754      $8,290       7.53%
    Commercial loans                         64,956         4,519       9.28%           56,527       4,143       9.77%
    Consumer loans                            5,688           415       9.73%            5,789         430       9.90%
                                     ----------------------------------------- ----------------------------------------
Total loans                                 250,774        14,867       7.90%          209,070      12,863       8.20%
    Securities and FHLB Stock                30,496         1,342       5.87%           26,561       1,246       6.25%
                                     ----------------------------------------- ----------------------------------------
Total interest earning assets              $281,270        16,209       7.68%          235,631      14,109       7.98%
                                     ----------------------------------------- ----------------------------------------
Interest bearing liabilities:
    Deposits                                170,227         4,303       3.20%          150,472       4,000       3.55%
    Borrowed funds                           66,109         2,736       5.51%           51,737       2,360       6.10%
                                     ----------------------------------------- ----------------------------------------
Total interest bearing liabilities          245,336         7,039       3.82%          202,209       6,360       4.21%
                                     ----------------------------------------- ----------------------------------------

Net interest income                                        $9,170                                   $7,749
                                                    ==============                             ============

Interest rate spread                                                    3.86%                                    3.77%
                                                                  ============                             ============

Net interest margin                                                     4.35%                                    4.38%
                                                                  ============                             ============

                    Home Port Bancorp, Inc. and Subsidiaries
                Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
              Unaudited Interim Information for September 30, 1999

(1) Tax-equivalent adjustment has been included in the calculations to reflect this income as if it had been fully taxable. The tax-equivalent adjustment is based upon the applicable federal and state income tax rates. The FTE adjustment included in interest income was $90 thousand in 1999 and $61 thousand in 1998.

(2) Average balances include the assets held for sale, available for sale and held to maturity.

The effect on net interest income as a result of changes in average interest rates and balances follows:

(in thousands)                                          Nine Months Ended September 30, 1999 vs. 1998
                                                --------------------------------------------------------------
                                                                   Changes Due to Increase
                                                                         (Decrease)
                                                --------------------------------------------------------------
                                                                                                  Average
                                                                   Average        Average          Rate/
                                                     Total       Balance (1)      Rate (2)       Volume (3)
                                                ---------------------------------------------------------------
Interest earning assets:
    Residential loans                                    $1,643         $1,885         $(198)            $(44)
    Commercial loans                                        376            618          (208)             (34)
    Consumer loans                                         (15)            (7)            (7)              (1)
                                                ---------------------------------------------------------------
Total loans                                               2,004          2,496          (413)             (79)
    Securities FHLB Stock                                    96            184           (76)             (12)
                                                ---------------------------------------------------------------
Total interest earning assets                             2,100          2,680          (489)             (91)
                                                ---------------------------------------------------------------

Interest bearing liabilities:
    Deposits                                                303            766          (395)             (68)
    Borrowed funds                                          376            658          (229)             (53)
                                                ---------------------------------------------------------------
Total interest bearing liabilities                          679          1,424          (624)            (121)

                                                ===============================================================
Net interest income                                      $1,421         $1,256           $135              $30
                                                ===============================================================

(1) Represents the changes in average balance  multiplied by prior period yield.
(2) Represents the changes in yield  multiplied by prior period average balance.
(3) Represents the changes in yield multiplied by changes in average balance.

Non-interest income

Non-interest income increased by $133 thousand and $405 thousand, respectively, in the three and nine month periods ended September 30, 1999 as compared to the prior year. The three-month period increase is due to increases in the volume of deposits and ATM usage. The nine-month period increase is due to increases in the volume of deposits and ATM usage plus higher levels of gains on the sale of loans. The increase in gains was due to an increase in the amount of loans sold to $40.8 million in the first nine months of 1999 from $34.3 million in the prior year.

Non-interest expense

Non-interest expenses were impacted by two non-recurring items that occurred in the prior year: a loss, and subsequent partial recovery, from a check-kiting scheme and one-time expenses of $341 thousand related to the formation of a real estate investment trust subsidiary. Excluding these two items, non interest expenses increased by $213 thousand, or 15.7%, and $775 thousand, or 20.6%, respectively, in the three and nine month periods ending September 30, 1999 as compared to the prior year. These increase are due to the costs associated with additional office space leased during the second quarter of 1998 and additional staffing to service the increased loan and deposit business. The Company's efficiency ratio, excluding the non-recurring costs, was 43.6% for the nine-month period ended September 30, 1999, compared to 44.1% in the 1998 period.

                    Home Port Bancorp, Inc. and Subsidiaries
                Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
              Unaudited Interim Information for September 30, 1999

Return on Equity

Return on average equity increased to an annualized rate of 19.2% for the nine months ended September 30, 1999 from 13.23% for the same period in 1998. This increase is the result the increase in earnings described above and was impacted by the non-recurring check-kite loss in the 1998.

Provision for Loan Losses
The allowance for loan losses at September 30, 1999 was $3.9 million or 1.48% of total loans compared to $3.1 million, or 1.35% of total loans, at December 31, 1998. During the nine months ending September 30, 1999 the loan loss reserve increased by $764 thousand due to net recoveries of $614 thousand and a loan loss provision of $150 thousand. The loan loss provision was increased to $50 thousand per quarter beginning in 1999 from $37 thousand per quarter during 1998 due to the growth in the Bank's loan portfolio. The Bank believes its current level of loan loss reserves to be adequate. Any unforeseen future economic problems, however, could lead to the Bank experiencing additional delinquencies that may require additional provisions for loan losses.

Non-performing Loans and Other Real Estate Owned

The Bank's non-performing loans totaled $9 thousand at September 30, 1999 compared to $268 thousand at December 31, 1998. None of these loans were to affiliated persons. At both September 30, 1999 and December 31, 1998 the Bank had no other real estate owned. The Bank had no loans that were considered impaired at either September 30, 1999 or December 31, 1998.

At September 30, 1999 management has identified $593 thousand of loans that, while currently performing, may pose potential problems due to some doubts about the ability of the borrowers to comply with all of their present loan repayment terms. The resolution of these loans is not yet known. The Bank believes that its allowance for loan losses is adequate to absorb any losses that may result from these loans.

Income Taxes

The Company's effective income tax rate for the quarter ended September 30, 1999 was 34.6% compared to 34.9% for the quarter ended September 30, 1998. For the nine months ended September 30, 1999 the effective tax rate was 34.8% compared to 34.7% in the comparable 1997 period. These tax rates are reflective of the proportion of income earned by certain non-bank subsidiaries that is taxed, for state tax purposes, at lower rates.

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

At September 30, 1999 and December 31, 1998 the Company's and the Bank's capital ratios were in excess of regulatory requirements.

                    Home Port Bancorp, Inc. and Subsidiaries
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
              Unaudited Interim Information for September 30, 1999

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

                    Home Port Bancorp, Inc. and Subsidiaries
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
              Unaudited Interim Information for September 30, 1999

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

For IT systems, the Bank has completed the Awareness, Assessment and Renovation phases. The Bank continues to work closely with the vendor (NCR Corporation) that supplies it's mission-critical data warehousing and on-line transaction processing system. The Bank has performed tests of this system to determine its Y2K compliance and has not uncovered any Y2K-related failures. The Bank made certain changes to this system in the second quarter of 1999, for reasons unrelated to Y2K compliance. The Bank tested these changes early in the third quarter to ensure the system is compliant with Year 2000 requirements.

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

Costs to address Year 2000 issues:
Included in other non-interest expenses for the nine months ended September 30, 1999 are charges totaling approximately $52 thousand, consisting of consulting fees and depreciation expense, incurred in order for the Bank's computer systems to properly function properly in the year 2000. The total remaining cost of the Year 2000 project is estimated at approximately $42 thousand. It is not anticipated that material incremental costs will be incurred in any single period. The Company will continue to utilize both internal and external resources to update, replace, develop and test all software information systems for Year 2000 modifications. In most instances, upgrades to computer hardware and software have been made to improve the capacity and performance of the systems as well as to achieve Year 2000 compliance. Maintenance and modification costs will be expensed as incurred.

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

                    Home Port Bancorp, Inc. and Subsidiaries
                Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
              Unaudited Interim Information for September 30, 1999

compliance responsibilities. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

Contingency planning:
The Bank has developed a Year 2000 Contingency Plan (the "Plan") that outlines the procedures to be followed in the event that any mission critical systems fail after January 1, 2000. This Plan incorporates certain elements of the Bank's Disaster Recovery Plan. The Plan includes the possibility that the Bank would not be able to process customer transactions through its internal on-line system for a period of time - which management believes would not be excessive - following December 31, 1999 and for an inability to furnish customer statements on a timely basis in January 2000. The inability to process transactions on-line would have a limited impact on the operations of the Bank because, historically, transaction volumes are lower during the winter months. A delay in mailing account statements would have a negative impact on the Bank's reputation, but in light of the growing public awareness of the Year 2000 crisis, management does not believe that the impact would be material. The contingency plan is expected to be revised and updated throughout the remainder of 1999 in response to ongoing Year 2000 developments. The Plan has been substantially validated; additional testing and employee training will continue over the rest of the year, with the bulk of the work scheduled in the fall, after the Banks seasonal decrease in transaction volumes.

The Year 2000 Committee of the Bank continues to review areas of concern including the Bank's reliance on third-party vendors who supply the Bank with critical applications. These crucial third parties include utility companies (Nantucket Electric and BellAtlantic), Automated Teller Networks (Express24/NYCE), the Federal Funds Transfer System (FedWire) and the Federal Home Loan Bank of Boston . The Bank's daily interaction with each of these third parties is crucial to many of the Bank's functions and the loss - even for a short period of time - of any or all could materially impact the Bank's short term profitability.

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

Item 2.           Changes in Securities.
                  ----------------------
                  Not applicable.

Item 3.           Defaults Upon Senior Securities.
                  -------------------------------
                  Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------
                  None

Item 5.           Other Information.
                  ------------------
                  A cash dividend of $.20 per common share was declared on July 23, 1999. The dividend was paid on August 27, 1999 (to shareholders of record as of August 13, 1999.

                  Declaration of dividends by the Board of Directors depends on a number of factors, including capital requirements, regulatory limitations, the Company's operating results and financial condition and general economic conditions.

Item 6.           Exhibits and Reports on Form 8-K.

                  a.     Exhibits - None

                  b. Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1999.

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


                                               Home Port Bancorp, Inc.
                                ------------------------------------------------
                                                  (Registrant)



Date:  October 29, 1999         By: /s/ William P. Hourihan, Jr.
                                ------------------------------------------------
                                        William P. Hourihan, Vice President


Date:  October 29, 1999         By: /s/ John M. Sweeney
                                ------------------------------------------------
                                                      John M. Sweeney, Treasurer
                                          (chief financial & accounting officer)