Form 10-K
period 1999-12-31
HOME PORT BANCORP INC
filed 2000-03-28
CIK 832769

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

(Mark One)
[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

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

     State the issuer's revenues for the most recent fiscal year:  $23,532,000.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sales price of the registrant's common stock as quoted on the National Association of Securities Dealers, Inc. Automated Quotation National Market System on March 10, 2000 which was $22.00 per share, is $40,521,580.

     As of March 10, 2000, there were outstanding 1,841,890 shares of the registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Information required by Part II (Items 5, 6, 7 and 8) of this Form is incorporated by reference herein from the Annual Report to Stockholders for the year ended December 31, 1999 (the "Annual Report").

2. Information required by Part III (Items 10, 11 and 12) of this Form is incorporated by reference herein from the definitive proxy statement (the "Proxy Statement") relating to the 2000 Annual Meeting of Stockholders.

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

                                     Part I
                                     ------

     Item 1.  DESCRIPTION OF BUSINESS

     General
     -------

     The Company. Home Port Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Delaware on November 12, 1987 for the purpose of becoming a holding company. On August 30, 1988, the Company acquired all of the common stock of Nantucket Bank (the "Bank" or "Nantucket Bank") following the Bank's conversion from a Massachusetts chartered mutual savings bank to a Massachusetts chartered stock savings bank. The Company is currently a single bank holding company registered under the Federal Bank Holding Company Act. As of December 31, 1999, the assets of the Company on an unconsolidated basis consisted principally of the capital stock of the Bank. The Company is subject to the regulations of, and periodic examinations by, the Federal Reserve Bank, the Commissioner of Banks of the Commonwealth of Massachusetts (the "Commissioner") and the Federal Deposit Insurance Corporation ("FDIC"). The Company's activities are conducted solely in Nantucket through its subsidiary, Nantucket Bank.

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

     The Nantucket Real Estate Market. The Nantucket real estate market has been very strong in recent years. Total real estate sales on Nantucket totaled $470 million in 1999, $401 million in 1998 and $318 million in 1997. During 1999, the median price of a home on Nantucket was $600,000 compared to $450,000 in 1998 and $400,000 in 1997.

     Deterioration in the local or national economies could have a negative impact on the Nantucket real estate market. A downturn in the Nantucket real estate market could result in an increase in loan delinquencies for the Bank, which could have a negative effect on the Company's results of operations due to the possibility of additional loan loss provisions and reduced interest income.

Lending Activities
------------------

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

     The majority of the Bank's loan originations are adjustable rate residential mortgage loans. The interest rate on these loans may either adjust on an annual basis, or feature an initial period from three to ten years during which the interest rate is fixed. Generally, interest rates adjust on an annual basis after any initial fixed rate term. During 1999, most adjustable rate loan originations featured an initial fixed rate term. Adjustable rate loans may have limitations on the amount of the adjustment of 2.0% per adjustment and 6.0% over the life of the loan, and on the periods within which the adjustments may be made. Rate adjustments on residential mortgage loans are generally tied to the weekly average yield on U.S. Treasury securities adjusted to constant maturities of one year. Despite the benefits of adjustable rate mortgage loans to the Bank's asset/liability management program, they do pose potential additional risks, primarily because as interest rates rise, the underlying payments by the borrowers rise, increasing the potential for default, while at the same time the marketability of the underlying property may be adversely affected by higher interest rates. The history of the one year Treasury bill index, as of the last business day of each year for the last three years, shows that this index has fluctuated from 5.53% in 1997 to 4.52% in 1998 and 5.85% in 1999.

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

     Commercial Real Estate Lending. The Bank originates permanent and construction loans on commercial real estate. These loans mainly consist of mortgages on investment properties and properties utilized by retail and small service businesses such as restaurants, guest houses and retailers. The Bank lends for speculative real estate construction activities on a limited basis and closely monitors these loans. At December 31, 1999, such loans accounted for $3.2 million, or 1.2%, of the total loan portfolio (excluding loans held for sale).

     The Bank's current policy limits commercial real estate loans (including both permanent and construction) to 30% of the total loan portfolio. At December 31, 1999 commercial real estate loans totaled 20.4% of the Bank's loan portfolio (including loans held for sale) as compared to 20.6% at the end of 1998.

     During 1998 and 1999 most commercial real estate loans were granted for up to 75% of the appraised value of the property. Most of these loans were for terms from 6 months to 20 years at interest rates adjustable from one to three year periods at the Bank's sole discretion, or to a specific spread over the prime rate published in the Wall Street Journal. This policy has enabled the Bank to adjust the interest rate yield on the commercial real estate portfolio to compensate for changes in costs of funds, credit risk and balance relationships maintained by the borrowers. The periodic adjustable rate feature of this portfolio can enhance the Bank's liquidity by sale of these loans to participants when deemed advisable. Protection of the Bank's interest in the real estate collateral is covered by use of title, fire, casualty and flood insurance in applicable amounts.

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

Investment Activities
---------------------

     Interest income from short-term investments (consisting of federal funds sold and interest bearing deposits in banks) and securities held to maturity and available for sale provides an additional significant source of income for the Bank. The Bank's securities portfolio consists of United States Government and agency obligations, short-term corporate bonds, notes and debentures and state and municipal obligations and mortgage backed securities, collateralized mortgage obligations and real estate mortgage investment conduits ("REMICS"). From time to time the Bank may invest in mutual funds or equity securities of various corporations and other issuers. It is the Bank's current policy to limit to 5% of its investment portfolio the amount invested in equity securities and to avoid concentration of equity investments in any one industry.

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

Sources of Funds
----------------

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

     Deposits. The Bank offers a broad selection of deposit instruments to the general public, including NOW accounts, regular savings accounts, money market checking accounts, fixed and variable rate time accounts, IRA and Keogh retirement accounts and commercial checking accounts. In the past the bank has utilized brokered deposits, however, at December 31, 1998 and 1999 brokered deposits totaled less than 1/2 of 1% of total deposits. The Bank's management determines the interest rates offered on deposit accounts based on the Bank's strategic plans and goals, U.S. Government treasury rates, borrowing rates, competition, liquidity needs and the expected volatility of existing deposits.

     Borrowings. The Bank is a member of the FHLB of Boston. This membership enables the Bank to borrow from the FHLB, which helps address the inherent problem on Nantucket Island of a deposit base which is unable to fund loan demand. The Bank also utilizes borrowings to reduce interest rate risk.

 Dividend Policy
 ---------------

     The Company's Board of Directors reviews the payment of dividends on a quarterly basis. Many factors such as earnings, the economy, quality of assets, allowance for loan loss and projected capital needs are reviewed. After due consideration, the Board may vote to pay either the same dividend as the previous quarter, or to increase, decrease or omit the dividend.

Subsidiaries of the Bank
------------------------

     The Bank has two subsidiaries, N.B. Securities, Inc., which has been classified as a securities corporation under the laws of the Commonwealth of Massachusetts to take advantage of the tax benefits available to such corporations and N. Realty Corp., which has elected to be taxed as a real estate investment trust.

Supervision, Regulation and Operating Powers
--------------------------------------------

     General. The Company and the Bank are extensively regulated under federal and state law. The Company, as a Delaware corporation, is subject to regulation by the Secretary of the State of Delaware and the rights of its stockholders are governed by the General Corporation Law of the State of Delaware.

     Federal Bank Holding Company Act Regulation. On August 30, 1988, the Company became a registered bank holding company after receiving approval from the Board of Governors of the Federal Reserve Board System ("FRB"). As a result, its activities are subject to certain limitations, which are described below, and transactions between the Bank and the Company or its other affiliates are also subject to certain restrictions.

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

Financial Modernization

Effective March 11, 2000, pursuant to authority granted under the Gramm-Leach-Bliley Act ("GLB Act"), a bank holding company may elect to become a financial holding company ("FHC") which may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The GLB Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve has determined to be closely related to banking. Under the GLB act, a bank holding company may become a FHC by filing a declaration with the FRB if each of its subsidiary banks is well capitalized under the FDICIA prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act of 1977 ("CRA"). No prior regulatory approval will be required for a FHC to acquire a company, other than a bank or savings association, engaged in activities permitted under the GLB Act. Most of the provisions of the GLB Act require the applicable regulators to adopt regulations in order to implement these provisions. The GLB Act does not significantly alter the regulatory environment under which the Company and the Bank currently operate, as described above.

Because the legislation is so very new and the changes are radical, the Company cannot yet determine how it will be affected by the GLB Act. The Company has not, at this time, made any decision with respect to whether it will elect to become a FHC under the GLB Act.

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

     All Massachusetts chartered savings banks are required to be members of the Depositors Insurance Fund ("DIF"). The DIF maintains a private deposit insurance fund which insures all deposits in member banks which are not covered by federal insurance, which, in the case of the Bank, are its deposits in excess of $100,000 per insured account. In 1999 and 1998, the Bank's premium for this insurance was assessed at an annual rate of 1/50 of 1% of insured deposits.

Competition
-----------

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

Employees
---------

     As of December 31, 1999, the Company and Bank had 68 full-time-equivalent employees. None of these employees is represented by a collective bargaining agreement. The Company believes its employee relations are good.

Guide 3 Statistical Disclosures
-------------------------------

The following tables contain additional consolidated statistical data about the Company and the Bank.

I. Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential.

A. The following table presents average consolidated balance sheets for each of the three years ending December 31, 1999. Loans held for sale are included in residential real estate loans.

                                        Home Port Bancorp, Inc. and Subsidiary
                                          Average Consolidated Balance Sheets

(dollars in thousands, except per share data)
                                                                                              December 31,
                                                                              ---------------------------------------
                                                                                1999            1998          1997
                                                                              ---------      ---------      ---------
Assets
Cash and due from banks .................................................     $  10,712      $   7,281      $   5,329
Federal funds sold and interest bearing deposits in banks ...............         1,146          1,647          1,176
                                                                              ---------      ---------      ---------
    Total cash and cash equivalents .....................................        11,858          8,928          6,505
Securities available for sale and held to maturity ......................        28,069         23,701         22,821
FHLB Stock ..............................................................         4,212          3,069          2,396
Loans
    Residential real estate loans .......................................       184,215        151,622        109,592
    Commercial real estate and business loans ...........................        64,405         57,303         47,950
    Consumer loans ......................................................         5,918          5,801          6,026
                                                                              ---------      ---------      ---------
        Total loans .....................................................       254,538        214,726        163,568
Less: Allowance for loan losses .........................................        (3,613)        (3,001)        (2,525)
                                                                              ---------      ---------      ---------
        Net loans .......................................................       250,925        211,726        161,043
Other assets ............................................................         5,558          3,455          3,383
                                                                              ---------      ---------      ---------
            Total assets ................................................     $ 300,622      $ 250,878      $ 196,148
                                                                              =========      =========      =========

Liabilities and Stockholders' Equity
Deposits
    Regular savings and 90 day notice ...................................     $  19,938      $  17,715      $  14,245
    NOW accounts ........................................................        50,676         39,832         27,907
    Money market deposit accounts .......................................        42,342         33,444         24,575
                                                                              ---------      ---------      ---------
         Total savings accounts .........................................       112,956         90,991         66,727
Demand ..................................................................        19,914         19,331         11,005
Time ....................................................................        72,732         64,871         56,564
                                                                              ---------      ---------      ---------
         Total deposits .................................................       205,602        175,193        134,296
Borrowed funds ..........................................................        65,747         49,026         38,969
Other liabilities .......................................................         4,179          3,946          1,977
                                                                              ---------      ---------      ---------
            Total liabilities ...........................................       275,528        228,165        175,242
                                                                              ---------      ---------      ---------

Stockholders' equity
    Preferred stock $.01 par value 2,000,000 shares
       authorized, none issued ..........................................          --             --             --
    Common stock $.01 par value 10,000,000 shares
       authorized; 2,325,494 shares issued ..............................            23             23             23
    Additional paid-in capital ..........................................        17,473         17,473         17,473
    Retained earnings ...................................................        12,073          9,588          7,821
    Unrealized gain (loss) on securities available for sale, net of taxes           (78)            26            (14)
    Less: Treasury stock, at cost (483,604 shares).......................        (4,397)        (4,397)        (4,397)
                                                                              ---------      ---------      ---------
            Total stockholders' equity ..................................        25,094         22,713         20,906
                                                                              ---------      ---------      ---------
            Total liabilities and stockholders' equity ..................     $ 300,622      $ 250,878      $ 196,148
                                                                              =========      =========      =========

B. An analysis of net interest earnings, including the average amount of interest-bearing assets and liabilities outstanding during the period, interest earned or paid, average yields and costs, and net yield on interest-earning assets is presented under the caption "Net Interest Income" of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1999 Annual Report.

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

C. An analysis of rate/volume changes in interest income and interest expense is presented under the caption "Net Interest Income" of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1999 Annual Report.

II.  Securities Available for Sale and Securities Held to Maturity

A.   The  carrying   amounts  of  securities  is  presented  in  the  "Notes  to
     Consolidated Financial Statements" in the 1999 Annual Report.

B. Maturities of debt securities are presented in the "Notes to Consolidated Financial Statements" in the 1999 Annual Report. Mortgage-backed securities are included based on their weighted average maturities, adjusted for anticipated prepayments. Yields on tax exempt obligations are not computed on a tax equivalent basis.

III. Loan portfolio

A. The following table sets forth the composition of the loan portfolio for each of the past five years. Loans held for sale are included in residential mortgage loans.


                                                                         December 31,
                                 -----------------------------------------------------------------------------------------
(dollars in thousands)                    1999              1998               1997              1996               1995
                                   Amount     %      Amount      %      Amount      %      Amount     %      Amount      %
                                 ------------------------------------------------------------------------------------------
Mortgage loans:
   Residential                   $161,343    62%   $136,749     59%   $105,506     60%    $88,589    59%    $76,127     59%
   Residential construction        44,533    17%     44,609     19%     21,827     12%     21,100    14%     17,649     14%
   Commercial                      50,459    19%     42,439     18%     36,188     21%     33,891    22%     28,660     22%
   Commercial construction          4,135     2%      8,142      4%      4,535      3%      5,960     4%      2,456      4%
                                 --------   ---    --------    ---    --------    ---     -------   ---     -------    ---

      Total principal balances    260,470   100%    231,939    100%    168,056     96%    149,540    99%    124,892     99%
Less due borrowers on
       Incomplete loans:
   Residential                   (10,237)   (4%)   (12,137)    (5%)    (4,719)    (3%)    (6,743)   (5%)    (5,576)    (5%)
   Commercial                     (1,167)   (1%)    (2,379)    (1%)    (1,845)    (1%)    (3,342)   (2%)    (1,213)    (3%)
Less deferred loan
      origination fees              (781)   -         (734)    -         (474)      -       (517)     -       (427)     -
                                 --------   ---    --------    ---    --------    ---     -------   ---     -------    ---

      Total mortgage loans        248,285    95%    216,689     94%    161,018     92%    138,938    92%    117,676     91%
Other loans
   Consumer                         1,564     1%      1,725      1%      1,564      1%      1,695     1%      1,204      1%
   Second mortgage                  1,430     1%      1,731      1%      1,712      1%      1,987     1%      2,145      2%
   Home equity                      2,977     1%      1,521      1%      1,975      1%      1,542     1%      1,834      1%
   Commercial                      11,966     4%     10,791      4%     10,425      6%      8,534     6%      7,195      6%
   Passbook & stock secured           970   -           592    -           817      -         960     1%      1,342      1%
                                 --------   ---    --------    ---    --------    ---     -------   ---     -------    ---

      Total other loans            18,907     7%     16,360      7%     16,493      9%     14,718    10%     13,720     11%
Less allowance for loan loss       (3,956)   (2%)    (3,145)    (1%)    (2,609)    (1%)    (2,365)   (2%)    (2,249)    (2%)
                                 --------   ---    --------    ---    --------    ---     -------   ---     -------    ---
Loans, net                       $263,236   100%   $229,904    100%   $174,902    100%   $151,291   100%   $129,147    100%
                                 ========   ===    ========    ===    ========    ===    ========   ===    ========    ===

B. An analysis of the maturity and interest rate sensitivity of Real Estate Construction and Commercial business loans as of December 31, 1999 follows:

                            Period to Maturity or Repricing from December 31, 1999
                            ------------------------------------------------------
(in thousands)                                   After One
                                  One year or   But Within   Over Five
                                      Less      Five Years    Years       Total
                                     -------     -------     -------     -------
Real estate construction .......     $ 7,672     $14,099     $15,493     $37,264

Commercial business ............       5,662       4,628       1,676      11,966
                                     -------     -------     -------     -------
                                     $13,334     $18,727     $17,169     $49,230
                                     =======     =======     =======     =======

Real estate construction includes residential and commercial construction loans, which are presented net of unadvanced funds. All of the loans included in the "after one year but within five year" and "over five year" categories have adjustable rates of interest.


C. Risk Elements. Reference is made to the captions "Non-performing Assets and Provision for Loan Losses" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1999 Annual Report.

1.   Non-performing loans are summarized as follows:

                                                             December 31,
                                              -----------------------------------------
                                              1999      1998     1997     1996     1995
                                              ----      ----     ----     ----     ----
Loans accounted for on a non-accrual basis     $--      $--      $--      $ 10     $--
Accruing loans 90 days or more past due ..       71      268       10      433      --
Restructured loans .......................      --       --       --       --       --
                                               ----     ----     ----     ----     ---
Total non-performing loans ...............     $ 71     $268     $ 10     $443     $--
                                               ====     ====     ====     ====     ===

2. Potential Problem Loans. Potential problem loans consist of certain accruing loans that were less than 90 days past due at December 31, 1999, but were identified by management of the Bank as potential problem loans. Such loans are characterized either by weaknesses in the financial condition of borrowers or by collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve as a result of collection efforts, while the credit quality of other loans may deteriorate, resulting in some amount of losses. These loans are not included in the analysis of nonaccrual, past due and restructured loans in Section III.C.1 above. At December 31, 1999, potential problem loans amounted to $598,000. The Bank's loan policy provides guidelines for the review of such loans in order to facilitate collection.

Depending on future events, these potential problem loans, and others not currently identified, could be classified as nonperforming in the future.

3.   Foreign Outstandings.  None

4. Loan Concentrations. The Company has no concentration of loans that exceed 10% of its total loans except as disclosed by types of loan in Section III.A.

D.   Other Interest-Bearing Assets: None

III. Summary of Loan Loss Experience

A.  An analysis of loss experience follows:

                                                  Years Ended December 31,
                                       ------------------------------------------------
                                       1999      1998        1997        1996      1995
                                       ----      ----        ----        ----      ----
Balance at beginning of year ....     $3,145     $2,609     $2,365     $2,249     $2,154
Charge-offs:
       Residential mortgage loans       --         --         --           19       --
       Commercial mortgage loans          11       --         --         --            7
       Commercial loans .........         22         11         91         31       --
       All other loans ..........          1         12         19         88         13
                                      ------     ------     ------     ------     ------
                                          34         23        110        138         20
Recoveries:
       Residential mortgage loans       --          116         37         40         76
       Commercial mortgage loans         377         62         98         36         13
       Commercial loans .........        224        223         67         99         24
       All other loans ..........         44          8          2          4          2
                                      ------     ------     ------     ------     ------
                                         645        409        204        179        115
Net recoveries ..................        611        386         94         39         95
Additions charged to operations .        200        150        150         75       --
                                      ------     ------     ------     ------     ------
Balance at end of year ..........     $3,956     $3,145     $2,609     $2,365     $2,249
                                      ======     ======     ======     ======     ======

The factors influencing management's judgment in determining the amount of the additions to the loan loss allowance charged to operating expense are detailed in caption "Provision for Loan Losses" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1999 Annual Report.

B. The allocation of the allowance for loan losses, and percent of each loan category to total loans (excluding loans held for sale) is as follows:


End of year balance allocated as follows:     1999        1998        1997        1996         1995
                                             ------      ------      ------      ------      ------
Residential mortgage loans .....             $1,485      $1,300      $  914      $  851      $  532
   % of these loans to all loans               73.0%       70.3%       66.8%       64.7%       64.6%
Commercial mortgage loans ......                952         886         645         623       1,145
   % of these loans to all loans               19.9%       22.1%       23.3%       25.1%       24.3%
Commercial loans ...............                267         260         229         192         156
   % of these loans to all loans                4.5%        5.0%        6.3%        5.9%        5.9%
All other loans ................                130         106         113         114         281
   % of these loans to all loans                2.6%        2.6%        3.6%        4.3%        5.2%
Unallocated ....................              1,122         593         708         585         135
                                             ------      ------      ------      ------      ------
Total ..........................             $3,956      $3,145      $2,609      $2,365      $2,249
                                             ======      ======      ======      ======      ======
                                                100%        100%        100%        100%        100%
                                             ======      ======      ======      ======      ======


V. Deposits

A. Average deposit balances outstanding and the average rates paid thereon are presented in the following table:

                                                                  At December 31,
                           ------------------------------------------------------------------------------------------------
                                      1999                             1998                              1997
                           -----------------------------     ----------------------------     -----------------------------
(dollars in thousands)
                           Average     % of      Average     Average     % of      Average    Average     % of      Average
                           Balance   Deposits     Rate       Balance   Deposits     Rate      Balance   Deposits      Rate
                           -------   --------     ----       -------   --------     ----      -------   --------      ----
Demand                     $19,914     9.69%        -  %     $19,331    11.03%       -  %     $11,005     8.19%         -  %
                          --------   ------        ----     --------   ------       ----     --------   ------         ----

Savings accounts:
Regular savings             19,938     9.70%       2.24%      17,715    10.11%      2.53%      14,245    10.61%        2.69%
  NOW                       50,676    24.65%        .95%      39,832    22.74%      1.22%      27,907    20.78%        1.28%
  Money market              42,342    20.59%       3.66%      33,444    19.09%      3.74%      24,575    18.30%        3.63%
                          --------   ------        ----     --------   ------       ----     --------   ------         ----
   Total savings           112,956    54.94%       2.18%      90,991    51.94%      2.40%      66,727    49.69%        2.44%
accounts

Time deposits               72,732    35.37%       4.75%      64,871    37.03%      5.13%      56,564    42.12%        5.24%
                          --------   ------        ----     --------   ------       ----     --------   ------         ----
Total deposits            $205,602   100.00%       3.19%    $175,193   100.00%      3.14%    $142,436   100.00%        3.42%
                          ========   ======        ====     ========   ======       ====     ========   ======         ====

B.   Not Applicable

C.   Not Applicable

D. The maturity schedule of time deposits in amounts of $100,000 or more at December 31, 1999 was as follows:

                                               Time Remaining Until Maturity
                               ----------------------------------------------------------------
(dollars in thousands)                         Over 3
                                               Months         Over 6
                               3 Months         to 6        Months to    Over 12
                                or Less        Months       12 Months     Months        Total
                               ----------    ----------   -----------   ----------    ----------
Certificate of deposit          $27,770       $7,383        $7,396       $5,796        $48,345

E.   Not Applicable

VI.  Return on Equity and Assets

Information on the Company's return on equity, return on assets, dividend payout ratio and equity to assets ratio is presented in "Financial Highlights" in the 1999 Annual Report.

VII.  Short Term Borrowings.  Not Applicable

Item 2.   Description of Property

     The Bank owns three properties and leases two properties. The three properties owned consist of the Bank's main office, one branch office and an undeveloped parcel of land. The Bank leases 3,300 square feet of office space and one automated teller facility.

     The Bank's main office is located at 104 Pleasant Street on Nantucket, and was acquired on June 30, 1979. This 8,500 square foot facility had a net book value of $1.1 million at December 31, 1999, including the book value of the land on which the facility is located.

     The Bank's branch office, located at 2 Orange Street, Nantucket is a 3,200 square foot facility which the Bank acquired in 1921, and had a net book value of $31,000 at December 31, 1999, including the book value of the land on which the facility is located.

     On August 30, 1995 the Bank purchased a three-quarter acre parcel of land located on Amelia Drive, Nantucket for $240,000. The bank is in the process of constructing a branch office on this land. At December 31, 1999 the Bank had entered into a contract for construction of the branch in the amount of $800,000.

     The Bank believes that its properties are in good condition for their intended use and the fair market value of its properties is significantly in excess of the book value of these properties.

     The Bank leases 16 square feet of space at the main terminal building on Nantucket Island for an automated teller machine facility. The lease expires on March 31, 2000.

     During 1998, the Bank entered into a non-cancelable operating lease for 1,500 square feet of office space at 9 Bayberry Court that expires in 2003. In July 1999, the Bank amended the current lease to add 1,816 square feet in which the term shall commence between January 1 and March 1, 2000 and will also expire in 2003. This lease contains five one-year renewal options that may be exercised by the Bank.

     At December 31, 1999, the net book value of the Bank's furnishings, equipment and autos was $1.4 million.

     For further information, see Note 4 of Notes to Consolidated Financial Statements in the 1999 Annual Report to Stockholders.

Item 3.  Legal Proceedings

     From time to time, the Bank is involved in legal proceedings incidental to its business. None of these actions individually or in the aggregate is believed to be material to the financial condition of the Bank.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1999.

                                     PART II



Item 5. Market for Common Equity and Related Stockholder Matters

     The information contained in the section captioned "Stock Market Data" in the 1999 Annual Report to Stockholders is incorporated herein by reference. For information regarding the Company's dividend policy see also "Item 1 -- Business -- Dividend Policy."

Item 6. SELECTED Financial DATA

     The information contained in the section captioned "Financial Highlights" in the 1999 Annual Report to Stockholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis or plan of Operation

     The information contained in the section captioned "Management's Discussion and Analysis" in the 1999 Annual Report to Stockholders is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DOSCLOSURES ABOUT MARKET RISK

     The information contained in the sub-section of "Management's Discussion and Analysis" captioned "Asset/Liability Management and Market Risk" in the 1999 Annual Report to Stockholders is incorporated herein by reference.

Item 8. Financial Statements AND SUPPLEMENTARY DATA

The financial statements contained in the 1999 Annual Report to Stockholders are incorporated herein by reference. Summaries of consolidated operating results on a quarterly basis for the years ended December 31 follow:

                                                      1999 Quarters
                                         (In thousands, except per share amounts)
                                         First     Second      Third     Fourth
                                         ------     ------     ------     ------
Interest income ....................     $5,191     $5,517     $5,501     $5,743

Interest expense ...................      2,333      2,454      2,252      2,482
                                         ------     ------     ------     ------

Net interest and dividend income ...      2,858      3,063      3,249      3,261

Provision for loan losses ..........         50         50         50         50

Non-interest income ................        380        416        452        333

Non-interest expense ...............      1,467      1,506      1,568      1,531
                                         ------     ------     ------     ------

Income before income tax expense ...      1,721      1,923      2,083      2,013

Provision for income taxes .........        599        674        722        679
                                         ------     ------     ------     ------

Net income .........................     $1,122     $1,249     $1,361     $1,334
                                         ======     ======     ======     ======

Earnings per common share - basic ..     $ 0.61     $ 0.68     $ 0.74     $ 0.72

Earnings per common share - diluted      $ 0.61     $ 0.68     $ 0.74     $ 0.72

Dividends declared per share .......     $ 0.20     $ 0.20     $ 0.20     $ 0.25

                                  1998 Quarters

                    (In thousands, except per share amounts)

                                          First      Second     Third     Fourth
                                         ------     ------     ------     ------
Interest income ....................     $4,290     $4,753     $5,005     $5,049

Interest expense ...................      1,978      2,234      2,148      2,130
                                         ------     ------     ------     ------

Net interest and dividend income ...      2,312      2,519      2,857      2,919

Provision for loan losses ..........         37         38         38         37

Non-interest income ................        240        284        318        302

Non-interest expense ...............      1,724      1,317      1,527      1,590
                                         ------     ------     ------     ------

Income before income tax expense ...        791      1,448      1,610      1,594

Provision for income taxes .........        306        469        562        555
                                         ------     ------     ------     ------

Net income .........................     $  485     $  979     $1,048     $1,039
                                         ======     ======     ======     ======

Earnings per common share - basic ..     $ 0.26     $ 0.53     $ 0.57     $ 0.56

Earnings per common share - diluted      $ 0.26     $ 0.53     $ 0.57     $ 0.56

Dividends declared per share .......     $ 0.20     $ 0.20     $ 0.20     $ 0.20



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



Item 10. Directors, Executive Officers, promoters and control persons; compliance with section 16(A) Exchange Act

Item 11.   Executive Compensation

Item 12.   Security Ownership of Certain Beneficial Owners and Management

Item 13.   Certain Relationships and Related Transactions

     The information required by Items 10, 11, 12 and 13 is incorporated herein by reference to the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 12, 2000 which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 12, 2000.

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

         (13) 1999 Annual Report to Stockholders for the Fiscal Year Ended December 31, 1999.

         (21)         Subsidiaries of the Registrant.

(b) No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1999.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        HOME PORT BANCORP, INC.



Date:  March 20, 2000              By:  /s/ Karl L. Meyer
                                        -----------------
                                        Karl L. Meyer
                                        President and Chief Executive Officer
                                        (Duly Authorized Representative)




In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signatures                                             Date
----------                                             ----


/s/ Karl L. Meyer                                      March 20, 2000
-----------------
Karl L. Meyer
Chairman of the Board,
President and Chief Executive Officer


/s/ John M. Sweeney                                    March 20, 2000
-------------------
John M. Sweeney
Treasurer & Chief Financial Officer
(Principal  Financial and
Accounting Officer)


/s/ William P. Hourihan, Jr.                           March 20, 2000
----------------------------
William P. Hourihan, Jr.
Director


/s/ Charles F. DiGiovanna                              March 20, 2000
-------------------------
Charles F. DiGiovanna
Director


/s/ Charles H. Jones, Jr.                              March 20, 2000
-------------------------
Charles H. Jones, Jr.
Director

Signatures (Continued)                                  Date
----------------------                                  ----



/s/ Robert J. McKay                                    March 20, 2000
-------------------
Robert J. McKay
Director


/s/ Philip W. Read                                     March 20, 2000
------------------
Philip W. Read
Director


/s/  Robert A. Trevisani, Esq.                         March 20, 2000
------------------------------
Robert A. Trevisani, Esq.
Director

                                INDEX TO EXHIBITS
                                                                                                      Sequentially
EXHIBIT                                                                                                 Numbered
                                                                                                          Page

(3)              Certificate   of   Incorporation   and  Bylaws  of  Home  Port  Bancorp,   Inc.-         N/A
                 Incorporated  by  reference  to  Exhibit B and C to the  Company's  Registration
                 Statement on Form S-1 (No. 33-21794) (the "Registration Statement").

(10.1.2)         Employment  Agreement  between  Nantucket  Bank and  William  P.  Hourihan,  Jr.         N/A
                 Incorporated herein by reference to the Registration Statement.

(10.1.3)         Employment  Agreement  between  Nantucket Bank and Daniel P Neath.  Incorporated         N/A
                 herein by reference to the Registration Statement.

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

(13)             Annual Report to Stockholders for the Fiscal Year Ended December 31, 1999.

(21)             Subsidiaries of the Registrant.

