Form 10-Q
period 2000-03-31
HOME PORT BANCORP INC
filed 2000-05-11
CIK 832769

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
 (Mark one)

  X   Quarterly  report  pursuant  to  Section  13 or 15 (d)  of the  Securities
----- Exchange Act of 1934 for the quarterly period ended March 31, 2000 or

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


                                 (508) 228-0580
                               ------------------
                (Issuer's telephone number, including area code)


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

      The number of shares outstanding of each of the registrant's classes of common stock as of March 31, 2000:


 Common Stock $.01 par value                                     1,841,890
 ---------------------------                               --------------------
     (Title of Class)                                      (Shares Outstanding)

Transitional Small Business Disclosure Format (check one)
Yes       No  X  .
   -----    -----

                             Home Port Bancorp, Inc.


                                      INDEX

PART I - FINANCIAL INFORMATION                                                                      Page No.
                                                                                                -----------------
         Item 1  - Financial Statements
                Consolidated Balance Sheets at March 31, 2000 and December 31, 1999.                   3

                Consolidated Statements of Earnings for the three months ended March 31,
                2000 and 1999.                                                                         4

                Consolidated Statements of Changes in Stockholders' Equity for the three
                Months ended March 31, 2000 and for the year ended December 31, 1999                   5

                Consolidated Statements of Cash Flows for the three months                             6
                ended March 31, 2000 and 1999

                Notes to Consolidated Financial Statements                                            7-8

         Item 2  - Management's Discussion and Analysis of Financial Condition                        9-13
                and Results of Operation

         Item 3  - Quantitative and Qualitative Disclosures About Market Risk                          14

PART II - OTHER INFORMATION                                                                            15


                Signatures                                                                             16

                             Home Port Bancorp, Inc.
                           Consolidated Balance Sheet


    (In Thousands, Except Share Data)                                                       March 31,      December 31,
                                                                                              2000             1999
                                                                                           (unaudited)
                                                                                        ---------------------------------
    Assets

    Cash and due from banks                                                                       $12,620       $ 11,894
    Federal funds sold                                                                                 -           1,440
    Interest bearing deposits in banks                                                                 24             76
                                                                                        ---------------------------------
        Total cash and cash equivalents                                                            12,644         13,410
    Securities held to maturity (market value $15,221 and $15,220)                                 15,628         15,599
    Securities available for sale (amortized cost of $14,096 and $17,087)                          13,690         16,741
    Loans, net of allowance for loan losses of $4,019 and $3,956 (note 3)                         269,932        258,302
    Loans held for sale                                                                             5,875          4,934
    Stock in Federal Home Loan Bank of Boston, at cost                                              4,477          4,477
    Land, buildings and equipment, net                                                              2,664          2,364
    Accrued income receivable                                                                       1,664          1,577
    Net deferred tax asset                                                                            817            742
    Prepaid expenses and other assets                                                               1,064          1,114
                                                                                        ---------------------------------
        Total assets                                                                             $328,455        $319,260
                                                                                        =================================

    Liabilities and Stockholders' Equity
    Liabilities:
    Deposits (Note 4)                                                                            $223,183       $218,197
    Borrowed funds                                                                                 74,087         71,417
    Accrued expenses                                                                                2,314          1,868
    Other liabilities                                                                                 715            469
                                                                                        ---------------------------------
        Total liabilities                                                                         300,299        291,951
                                                                                        ---------------------------------

    Commitments and contingencies (notes 3 and 5)

    Stockholders' equity
    Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued
                                                                                                       --             --
    Common stock, $.01 par value, 10,000,000 shares authorized, 2,325,494
      shares issued                                                                                    23             23
    Additional paid-in capital                                                                     17,473         17,473
    Retained earnings                                                                              15,301         14,418
    Accumulated other comprehensive loss, net:
       Unrealized loss on securities available for sale, net of taxes (note 2)                      (244)          (208)
    Less: Treasury stock, at cost (483,604 shares)                                                (4,397)        (4,397)
                                                                                        ---------------------------------
        Total stockholders' equity                                                                 28,156         27,309
                                                                                        ---------------------------------
        Total liabilities and stockholders' equity                                               $328,455       $316,260
                                                                                        =================================

    See accompanying notes to unaudited consolidated financial statements.

                             Home Port Bancorp, Inc.
                 Consolidated Statements of Earnings (Unaudited)


 (In Thousands, Except Per Share Data)                                                          Three Month Ended
                                                                                                     March 31,
                                                                                             -------------------------
                                                                                                2000         1999
                                                                                             -------------------------
Interest income:
   Interest on loans                                                                              $5,428       $4,784
   Interest on securities                                                                            458          350
   Dividends                                                                                          78           55
   Interest on federal funds sold and interest bearing deposits                                       29            2
                                                                                             -------------------------
      Total interest income                                                                        5,993        5,191

                                                                                             -------------------------
Interest expense:
   Interest on deposits                                                                            1,638        1,425
   Interest on borrowed funds                                                                      1,021          908
                                                                                             -------------------------
      Total interest expense                                                                       2,659        2,333

                                                                                             -------------------------
Net interest income                                                                                3,334        2,858

Provision for loan losses                                                                             50           50

                                                                                             -------------------------
     Net interest income after provision for loan losses                                           3,284        2,808
Non interest income:
   Deposit servicing fees                                                                            148          113
   Loan servicing fees                                                                                91           69
   Other fees and income                                                                             150           69
   Net gain from sale of mortgage loans                                                               27          129
                                                                                             -------------------------
      Total non interest income                                                                      416          380

                                                                                             -------------------------
Non interest expense:
   Salaries and employee benefits                                                                    894          817
   Building and equipment expenses                                                                   235          180
   Deposit insurance fees                                                                             18           15
   Professional fees                                                                                  85          121
   Other                                                                                             439          334
                                                                                             -------------------------
      Total non interest expense                                                                   1,671        1,467
                                                                                             -------------------------

Income before income taxes                                                                         2,029        1,721
Provision for income taxes                                                                           686          599
                                                                                             -------------------------
Net Income                                                                                        $1,343       $1,122
                                                                                             =========================

Earnings per common share - basic and diluted                                                      $0.73        $0.61
                                                                                           ===========================


Weighted number of common shares outstanding - basic and diluted                                   1,842        1,842

 See accompanying notes to unaudited consolidated financial statements

                             Home Port Bancorp, Inc.
     Consolidated Statements of Changes in Stockholders' Equity (Unaudited)


(In Thousands, Except Per Share Data)
                                                                                    Accumulated
                                              Additional                               Other           Total
                                     Common     Paid-in     Retained    Treasury   Comprehensive    Stockholders
                                     Stock      Capital     Earnings     Stock    Income (loss),       Equity
                                                                                        net
                                    -------------------------------------------------------------------------------
Balance at December 31, 1998          $23       $17,473      $10,918    $(4,397)        $15           $24,032
Net income                             -           -          5,065        -             -               5,065
Other comprehensive income, net
Change in unrealized gain (loss)
on securities available for sale       -           -            -          -            (223)          (223)
                                                                                                  -----------------
     Comprehensive income                                                                               4,843
Cash dividends paid at
    $.85 per share                     -           -         (1,565)       -             -             (1,565)
                                    -------------------------------------------------------------------------------
Balance at December 31, 1999           23       17,473       14,418     (4,397)        (208)           27,309

Net income                             -           -          1,343        -             -             1,343
Other comprehensive income, net
 Change in unrealized gain (loss)
on securities available for sale       -           -            -          -           (36)             (36)
                                                                                                  -----------------
     Comprehensive income                                                                              1,307
Cash dividends paid at
    $.25 per share                     -           -          (460)        -             -                (460)
                                    -------------------------------------------------------------------------------
Balance at March 31, 2000             $23       $17,473      $15,301    $(4,397)      $(244)          $28,156
                                    ===============================================================================

See accompanying notes to unaudited consolidated financial statements

                             Home Port Bancorp, Inc.
                Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)                                                                                 Three Months Ended
                                                                                                    March 31,
                                                                                        --------------------------------
                                                                                                 2000            1999
                                                                                        --------------------------------
Net cash flows from operating activities:
     Net income                                                                                  $1,343          $1,122
     Adjustments to reconcile net income to net cash provided by (used in) operating activities:
         Provision for loan losses                                                                   50              50
         Depreciation of building and equipment                                                     107              94
         Net gain on sale of mortgage loans                                                        (27)           (129)
         Net (accretion) amortization of securities (discounts) premiums                           (14)             (5)
         Amortization of deferred loan origination fees                                             (6)            (75)
         Amortization of deferred premiums on loans sold                                            13              16
         Net (increase) decrease in accrued income receivable                                      (87)            (12)
         Net increase (decrease) in accrued expenses                                                446           (905)
         Net (increase) decrease in loans held for sale                                           (914)         (2,473)
         Net (increase) decrease in prepaid expenses and other assets                                37           (142)
         Net increase (decrease) in other liabilities                                               246           (465)
         Net (increase) decrease in deferred income taxes                                          (51)              55
                                                                                        --------------------------------
Net cash provided by (used in) operating activities                                               1,143         (2,869)
                                                                                        --------------------------------

Cash flows from investing activities
     Purchases of securities held to maturity
                                                                                                (1,000)              -
     Purchases of securities available for sale                                                 (2,000)         (2,133)
     Proceeds from maturities/calls of securities                                                 5,095           2,370
     Principal payments on mortgage-backed securities                                               881             776
     Net increase in loans                                                                     (11,674)        (11,782)
     Purchases of land, buildings and equipment                                                   (407)           (171)
     Purchase of Federal Home Loan Bank stock                                                        -            (544)
                                                                                        --------------------------------
Net cash provided by (used in) investing activities                                             (9,105)        (11,484)
                                                                                        --------------------------------

Cash flows from financing activities:
     Net increase (decrease) in deposits                                                          4,986         (6,398)
     Federal Home Bank advances                                                                   7,000          14,000
     Federal Home Loan Bank repayments                                                          (7,000)         (1,305)
     Net increase in short term borrowings                                                        2,670           5,569
     Cash dividends paid                                                                          (460)           (369)
                                                                                        --------------------------------
Net cash provided by (used in) financing activities                                               7,196          11,497
                                                                                        --------------------------------

Net  increase (decrease) in cash and cash equivalents                                             (766)         (2,856)
Cash and cash equivalents at beginning of period                                                 13,410          12,124
                                                                                        --------------------------------
Cash and cash equivalents at end of period                                                      $12,644          $9,268
                                                                                        ================================

Supplemental  disclosures of cash flow information:  Cash paid during the period for:
         Interest                                                                                $2,607          $2,239
         Income taxes                                                                               300           1,855
See accompanying notes to unaudited consolidated financial statements

                    Home Port Bancorp, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements
                Unaudited Interim Information for March 31, 2000

1.  Consolidated Financial Statements
The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended December 31, 1999. These financial statements include the accounts of Home Port Bancorp, Inc. ("The Company"), its wholly owned subsidiary, Nantucket Bank ("the Bank") and the Bank's wholly-owned subsidiaries N.B. Securities, Inc. ("Securities") and N Realty Corp. ("Realty").

In the opinion of management, the unaudited consolidated financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. Interim results are not necessarily indicative of results to be expected for the entire year.

2. Comprehensive Income
The following table shows the components of other comprehensive income.

                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                ------------------------------------
                                                                                        2000             1999
                                                                                ------------------------------------
 Net income                                                                                $1,343            $1,122
 Other comprehensive loss, net of tax
    Unrealized loss on securities:
  Unrealized holding losses arising during the period                                        (36)              (34)
  Add: reclassification adjustment for losses
        included in net income, net of tax                                                     -                 -
                                                                                   ---------------  ----------------
                                                                                             (36)              (34)
                                                                                   ---------------  ----------------
 Comprehensive Income                                                                     $1,307            $1,088
                                                                                   ================  ===============
3.  Loans, Net (in thousands)
The composition of the balances of loans is as follows:                                March 31,       December 31,
                                                                                        2000               1999
                                                                                   ----------------  ---------------
Mortgage loans:
     Residential                                                                          $159,120         $156,409
     Residential construction                                                               45,265           44,533
     Commercial                                                                             50,830           50,459
     Commercial construction                                                                 4,735            4,135
                                                                                   ----------------  ---------------
            Total principal balances                                                       259,950          255,536
     Less:  Due borrowers on uncompleted loans
            Residential                                                                    (9,154)         (10,237)
            Commercial                                                                     (1,119)          (1,167)
     Deferred loan origination fees                                                          (775)            (781)
                                                                                   ----------------  ---------------
          Total mortgage loans                                                             248,902          243,351

Other loans:
     Commercial business                                                                    16,570           11,966
      Second mortgage                                                                        1,489            1,430
      Home equity                                                                            4,281            2,977
      Passbook and stock secured                                                             1,083              970
      Consumer                                                                               1,626            1,564
                                                                                   ----------------  ---------------
           Total other loans                                                                25,049           18,907
                                                                                   ----------------  ---------------
Total mortgages and other loans                                                            273,951          262,258
Less: Allowance for loan losses                                                            (4,019)          (3,956)
                                                                                   ----------------  ---------------
           Loans, net                                                                     $269,932         $258,302
                                                                                   ================  ===============

                    Home Port Bancorp, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements

The Federal Home Loan Bank has a blanket lien covering residential mortgage loans as collateral for the Bank's borrowing from the FHLB.

A summary of the transactions in the allowance for loan losses is as follows:

                                                                         Three Months Ended
                                                                              March 31,
                                                                  --------------------------------
                                                                       2000            1999
                                                                  --------------------------------
Balance at beginning of period                                             $3,956          $3,145
       Provisions                                                              50              50
       Recoveries                                                              20              95
       Realized losses charged to allowance                                    (7)            (10)
                                                                  --------------------------------
Balance at end of period                                                   $4,019          $3,280
                                                                  ================================

Non-performing loans are summarized as follows:
                                                                     March 31,      December 31,
                                                                       2000            1999
                                                                  --------------------------------
Loans accounted for on a non-accrual basis                                 $    -          $    -
Accruing loans 90 days past due                                               330              71
Impaired loans                                                                  -               -


4.  Deposits (in thousands)

A summary of deposit balances, by type, is as follows:
                                                                     March 31,      December 31,
                                                                       2000            1999
                                                                  --------------------------------
Demand (non-interest bearing)                                             $19,716         $21,515
Savings:
     NOW                                                                   57,858          49,409
     Regular and 90-day notice accounts                                    20,385          19,635
     Money market deposit accounts                                         48,638          47,994
     Advance payments from mortgagors                                         489             264
                                                                  --------------------------------
                                                                  --------------------------------
         Total savings                                                    127,370         117,302
                                                                  --------------------------------
Time certificates of deposit                                               76,097          79,380
                                                                  --------------------------------
         Total deposits                                                  $223,183        $218,197
                                                                  ================================

5.  Commitments

In the normal course of business, there are outstanding commitments that are not reflected in the balance sheet. Firm commitments to originate mortgage and commercial loans were $14.0 million at March 31, 2000.

                    Home Port Bancorp, Inc. and Subsidiaries
         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations
                Unaudited Interim Information for March 31, 2000

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

                           Consolidated Balance Sheet

Total assets of Home Port Bancorp, Inc. (the "Company") grew during the first quarter of 2000, increasing $9.2 million, or 2.9%, to $328.5 million at March 31, 2000 from $319.3 million at December 31, 1999. For the comparable period in 1999, total assets increased $11.2 million, or $4.1%. Major balance sheet categories are discussed in detail below.

Net loans outstanding (including loans held for sale) were $275.8 million at March 31, 2000, an increase of $12.6 million, or 4.8%, from $263.2 million at December 31, 1999. For the comparable period in 1999, loans increased $14.4 million, or 6.2%, to $244.3 million from $229.9 million. Loan sales decreased to $9.5 million during the first quarter of 2000 as compared to $17.8 million for the corresponding 1999 period. Mortgage loan originations decreased to $32.4 million during the first quarter of 2000 compared to $45.5 million in the prior year quarter. The decrease in loan originations is attributed to the higher interest rate environment in 2000. The Bank's lending activities are conducted solely on Nantucket.

Total deposits increased by $5.0 million, or 2.3%, to $223.2 million at March 31, 2000 from $218.2 million at December 31, 1999. During the first quarter of 1999, deposits decreased by $6.4 million, or 3.4%. The Bank normally experiences a seasonal decrease in deposits during the first quarter. The increase in 2000 is attributed to continuing favorable economic conditions. Substantially all of the Bank's deposits are from Nantucket-related individuals, businesses and government entities.

Borrowed funds, consisting of Federal Home Loan Bank advances, totaled $74.1 million at March 31, 2000, an increase of $2.3 million from the December 31, 1999 total of $71.4 million. During the first quarter of 1999 borrowed funds increased by $18.3 million from the December 31, 1998 total of $58.9 million. These borrowings are used to fund loan growth and seasonal deposit outflows. Borrowed funds represented 23% of total assets at March 31, 2000 compared to 27% at March 31, 1999.

                    Home Port Bancorp, Inc. and Subsidiaries
         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations
                Unaudited Interim Information for March 31, 2000

Total stockholders' equity increased by $.9 million to $28.2 million at March 31, 2000 from $27.3 million at December 31, 1999. This increase reflects net income of $1.3 million less cash dividends declared of $460 thousand.

                              Results of Operations

For the quarter ended March 31, 2000, the Company reported net income of $1.3 million or $0.73 per share compared to net income of $1.1 million, or $0.61 per share for the quarter ended March 31, 1999, an increase of $221 thousand, or 20%. This increase is attributable to the significant increases in loans and deposits experienced by Nantucket Bank over the past year, higher non-interest income and a reduction in non-interest expenses (measured as a percentage of average assets). The following paragraphs describe the results of operations in more detail.

Net Interest Income

Net interest income, before provision for loan losses, increased $459 thousand, or 15.9%, compared to the prior year. Calculated on a fully tax-equivalent basis, the increase was $475 thousand. This increase was primarily the result of an increase in the average volume of loans and deposits offset by a small reduction in the interest rate spread. Additional information on average balances, interest and yields is provided in the following two tables:

(in thousands)                           Three Months Ended March 30, 2000         Three Months Ended Mar. 30, 1999
                                     ------------------------------------------ ---------------------------------------
                                        Average           Interest      Yield/        Average      Interest     Yield/
                                      Balance (1)           (2)          Rate       Balance (1)       (2)        Rate
                                     ------------------------------------------ ---------------------------------------
Interest earning assets:
    Residential loans                      $198,576         $3,669       7.39%        $176,378      $3,184       7.22%
    Commercial loans                         68,602          1,577       9.20%          63,412       1,462       9.22%
    Consumer loans                            7,656            182       9.51%           5,495         138      10.05%
                                     ------------------------------------------ ---------------------------------------
Total loans                                 274,834          5,428       7.90%         245,285       4,784       7.80%
    Securities and FHLB Stock                35,311            593       6.72%          28,914         436       6.03%
                                     ------------------------------------------ ---------------------------------------
Total interest earning assets              $310,145         $6,021       7.77%        $274,199      $5,220       7.61%
                                     ------------------------------------------ ---------------------------------------

Interest bearing liabilities:
    Deposits                               $201,760         $1,638       3.26%        $169,697      $1,425       3.37%
    Borrowed funds                           72,543          1,021       5.65%          65,662         908       5.55%
                                     ------------------------------------------ ---------------------------------------
Total interest bearing liabilities         $274,303         $2,659       3.89%        $235,359      $2,333       3.98%
                                     ------------------------------------------ ---------------------------------------

Net interest income                                         $3,362                                  $2,887
                                                    ===============                            ============

Interest rate spread                                                     3.88%                                   3.63%
                                                                   ============                            ============

Net interest margin                                                      4.34%                                   4.21%
                                                                   ============                            ============

(1) Average balances include the assets held for sale, available for sale and held to maturity.

(2) Tax-equivalent adjustment has been included in the calculations to reflect this income as if it had been fully taxable. The tax-equivalent adjustment is based upon the applicable federal and state income tax rates. The FTE adjustment included in interest income was $28 thousand in 2000 and $29 thousand in 1999.

                    Home Port Bancorp, Inc. and Subsidiaries
         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations
                Unaudited Interim Information for March 31, 2000

The effect on net interest income as a result of changes in average interest rates and balances follows:

(in thousands)                                             Three Months Ended March 31, 2000 vs. 1999
                                                -----------------------------------------------------------------
                                                              Changes Due to Increase  (Decrease)
                                                -----------------------------------------------------------------
                                                                                                   Average
                                                                    Average        Average          Rate/
                                                     Total        Balance (1)     Rate (2)        Volume (3)
                                                -----------------------------------------------------------------
Interest earning assets:
    Residential loans                                $485            $401           $75                $9
    Commercial loans                                  115             120           (3)               (2)
    Consumer loans                                     44              54           (7)               (3)
                                                -----------------------------------------------------------------
Total loans                                           644             575            65                 4
    Securities and FHLB Stock                         157              96            50                11
                                                -----------------------------------------------------------------
Total interest earning assets                        $801             671          $115               $15
                                                -----------------------------------------------------------------

Interest bearing liabilities:
    Deposits                                         $213            $270         ($47)              $10)
    Borrowed funds                                    113              95            16                 2
                                                -----------------------------------------------------------------
Total interest bearing liabilities                    326             365          (31)               (8)

                                                -----------------------------------------------------------------
Net interest income                                  $475            $306          $146               $23
                                                =================================================================

(1) Represents the changes in average balance multiplied by prior period yield.
(2) Represents the changes in yield multiplied by prior period average balance.
(3) Represents the changes in yield multiplied by changes in average balance.

Non-interest income

Non-interest income increased to $416 thousand in the first quarter of 2000 from $380 thousand in the first quarter of 1999. This increase was primarily due to an increase in fees from the sale of non-deposit investment products offset by a reduction in net gains from the sale of loans to $27 thousand in 2000 from $129 thousand in 1999. This decrease in gains was due to a decrease in the amount of loans sold from $17.8 million in the first quarter of 1999 to $9.5 million in the first quarter of 2000 together with a reduction in servicing spreads due to rising interest rates.

Non-interest expense

Non-interest expense increased by $204 thousand, or 13.9%, to $1.7 million in the first quarter of 2000 from $1.5 million in the comparable 1999 period. This increase is due to the costs associated with additional office space leased during 1998 and 1999, the additions and renovations to the Bank's main office and additional staffing to service the increased loan and deposit business. The Company's efficiency ratio was 44.6% for the quarter ended March 31, 2000 versus 45.3% in comparable 1999 period. Total non-interest expenses decreased to 2.05% of average assets in the first quarter of 2000 from 2.11% of average assets in the prior year quarter.

Return on Equity

Return on average equity increased to an annualized rate of 19.4% for the three months ended March 31, 2000 from 18.5% for the same period in 1999. This increase is the result the increase in earnings described above.

                    Home Port Bancorp, Inc. and Subsidiaries
         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations
                Unaudited Interim Information for March 31, 2000

Provision for Loan Losses

The allowance for loan losses at March 31, 2000 was $4.0 million or 1.47% of total loans compared to $4.0 million, or 1.50% of total loans, at December 31, 1999. During the three months ending March 31, 2000 the loan loss reserve increased by $63 thousand due to recoveries of $16 thousand and a loan loss provision of $50 thousand, offset by charge-offs of $3 thousand. The Bank believes its current level of loan loss reserves to be adequate. Any unforeseen future economic problems, however, could lead to the Bank experiencing additional delinquencies that may require additional provisions for loan losses.

Non-performing Loans and Other Real Estate Owned

The Bank's non-performing loans totaled $330 thousand at March 31, 2000, all which were accruing loans with payments past due ninety or more days.
Non-performing loans at December 31, 1999 totaled $71 thousand of past due accruing loans. None of these loans were to affiliated persons. At both March 31, 2000 and December 31, 1999 the Bank had no other real estate owned. The Bank had no loans that were considered impaired at either March 31, 2000 or December 31, 1999.

At March 31, 2000 management has identified $915 thousand of loans that, while currently performing, may pose potential problems due to some doubts about the ability of the borrowers to comply with all of their present loan repayment terms. The resolution of these loans is not yet known. The Bank believes that its allowance for loan losses is adequate to absorb any losses that may result from these loans.

Income Taxes

The Company's effective income tax rate for the quarter ended March 31, 2000 was 33.8% compared to 34.8% for the quarter ended March 31, 1999. The effective tax rate is impacted by the proportion of income earned by certain non-bank subsidiaries that is taxed, for state tax purposes, at lower rates.

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

At March 31, 2000 and December 31, 1999 the Company's and the Bank's capital ratios were in excess of regulatory requirements.

                    Home Port Bancorp, Inc. and Subsidiaries
         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations
                Unaudited Interim Information for March 31, 2000


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

Year 2000 Readiness

The statements in the following section include "Year 2000 readiness disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

During 1999 and the first quarter of 2000, the Company and the Bank completed a detailed assessment of all its information technology (IT) and non-information technology (non-IT) systems with respect to the century date change (the transition from the year 1999 to 2000), with special emphasis on mission-critical systems. IT and non-IT hardware and software were inventoried and those not Year 2000 ready were identified, remedied and tested. The Company has not yet experienced any effects from Year 2000 issues.

There can be no guarantee that the systems of other companies, or outside vendors on which the Company's systems rely, have been fully remedied. Therefore the Company could possibly experience a negative impact to the extent other entities not affiliated with the Company are not Year 2000 compliant.

The Company's risk management program includes emergency backup and recovery procedures to be followed in the event of failure of a business-critical system. These procedures were expanded to include specific procedures for potential Year 2000 issues, and contingency plans to protect against Year 2000-related interruptions. These plans include backup procedures and identification of alternative suppliers.

                    Home Port Bancorp, Inc. and Subsidiaries
           Quantitative and Qualitative Disclosures about Market Risk


The response is incorporated herein by reference from the discussion under the sub-caption "Asset/Liability Management and Market Risk" of the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 7-8 of the Company's 1999 Annual Report.

There has not been a significant change in market risk since the fiscal year ended December 31, 1999.

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

Item 2.           Changes in Securities.
                  ----------------------
                  Not applicable.

Item 3.           Defaults Upon Senior Securities.
                  --------------------------------
                  Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------
                  None

Item 5.           Other Information.
                  ------------------
                  A cash dividend of $.25 per common share was declared on January 31, 2000. The dividend was paid on February 25, 2000 to shareholders of record as of February 11, 2000.

                  Declaration of dividends by the Board of Directors depends on a number of factors, including capital requirements, regulatory limitations, the Company's operating results and financial condition and general economic conditions.

Item 6.           Exhibits and Reports on Form 8-K.
                  ---------------------------------
                  a.  Exhibits - None

                  b. Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                    Home Port Bancorp, Inc. and Subsidiaries

                                   Signatures

         In accordance with the requirements of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Home Port Bancorp, Inc.
                                  ----------------------------------------------
                                                   (Registrant)





Date:  May 8, 2000                By: /s/ William P. Hourihan, Jr.
                                  ----------------------------------------------
                                      William P. Hourihan, Vice President


Date:  May 8, 2000                By: /s/ John M. Sweeney
                                  ----------------------------------------------
                                      John M. Sweeney, Treasurer
                                      (chief financial & accounting officer)