Form 10-Q
period 2000-06-30
HOME PORT BANCORP INC
filed 2000-08-09
CIK 832769

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
    X      Quarterly report pursuant to Section 13 or 15 (d) of the Securities
   ---     Exchange Act of 1934 for the quarterly period ended June 30, 2000

           or

           Transition report pursuant to Section 13 or 15 (d) of the Securities
   ---     Exchange Act of 1934 for the transition period from       to      .
                                                               -----    -----

                         Commission file number 0-17099

                             HOME PORT BANCORP, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



           Delaware                                 04-3016821
           --------                                 ----------
  (State or other jurisdiction of     (I.R.S. Employer Identification Number)
  incorporation or  organization)

         104 Pleasant Street
      Nantucket, Massachusetts                      02554
      ------------------------                     -------
(Address of principal executive office)          (Zip  Code)


                                 (508) 228-0580
                ------------------------------------------------
                (Issuer's telephone number, including area code)


                                 Not applicable
     ---------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X     No
                                    -----       -----

     The number of shares outstanding of each of the registrant's classes of common stock as of June 30, 2000:

  Common Stock $.01 par value                        1,841,890
  ---------------------------                   --------------------
        (Title of Class)                        (Shares Outstanding)

                             Home Port Bancorp, Inc.

                                      INDEX


PART I - FINANCIAL INFORMATION                                                                 Page No.
                                                                                          -----------------
    Item 1  - Financial Statements
           Consolidated Balance Sheets at June 30, 2000 and December 31, 1999.                     3

           Consolidated Statements of Earnings for the three months and six months ended
           June 30, 2000 and 1999                                                                  4

           Consolidated Statements of Changes in Stockholders' Equity for the six
           months ended June 30, 2000 and for the year ended December 31, 1999                     5

           Consolidated Statements of Cash Flows for the six months                                6
           ended June 30, 2000 and 1999

           Notes to Consolidated Financial Statements                                             7-9

    Item 2  - Management's Discussion and Analysis of Financial Condition                        10-15
              and Results of Operation

    Item 3  - Quantitative and Qualitative Disclosures About Market Risk                          16

PART II - OTHER INFORMATION                                                                       17

                Signatures                                                                        18

                            Home Port Bancorp, Inc.
                           Consolidated Balance Sheet

    (In Thousands, Except Share Data)                                                       June 30,       December 31,
                                                                                              2000             1999
                                                                                           (unaudited)
                                                                                        ---------------------------------

    Assets
    Cash and due from banks                                                                      $ 14,199        $11,894
    Federal Funds sold                                                                                  -          1,440
    Interest bearing deposits in banks                                                                  5             76
                                                                                        ---------------------------------
        Total cash and cash equivalents                                                            14,204         13,410
    Securities held to maturity (market value $15,273 and $18,050)                                 15,634         15,599
    Securities available for sale (amortized cost of $13,068 and $17,087)                          12,712         16,741
    Loans, net of allowance for loan losses of $4,441 and $3,956 (note 3)                         278,396        258,302
    Loans held for sale                                                                             6,739          4,934
    Stock in Federal Home Loan Bank of Boston, at cost                                              4,477          4,477
    Land, buildings and equipment, net                                                              3,284          2,364
    Accrued income receivable                                                                       1,807          1,577
    Net deferred tax asset                                                                            817            742
    Prepaid expenses and other assets                                                               1,265          1,114
                                                                                        ---------------------------------
        Total assets                                                                             $339,335       $319,260
                                                                                        =================================

    Liabilities and Stockholders' Equity
    Liabilities:

    Deposits (Note 4)                                                                            $227,659       $218,197
    Borrowed funds                                                                                 80,578         71,417
    Accrued expenses                                                                                1,428          1,868
    Other liabilities                                                                                 608            469
                                                                                        ---------------------------------
        Total liabilities                                                                         310,273        291,951
                                                                                        ---------------------------------

    Commitments and contingencies (notes 3 and 5)

    Stockholders' equity

    Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued                           -              -
    Common stock, $.01 par value, 10,000,000 shares authorized, 2,325,494
      shares issued                                                                                    23             23
    Additional paid-in capital                                                                     17,473         17,473
    Retained earnings                                                                              16,177         14,418
    Accumulated other comprehensive loss, net:
       Unrealized loss on securities available for sale, net of taxes (note 2)                      (214)          (208)
    Less: Treasury stock, at cost (483,604 shares)                                                (4,397)        (4,397)
                                                                                        ---------------------------------
        Total stockholders' equity                                                                 29,062         27,309
                                                                                        ---------------------------------
        Total liabilities and stockholders' equity                                               $339,335       $319,260
                                                                                        =================================

    See accompanying notes to unaudited consolidated financial statements.

                             Home Port Bancorp, Inc.
                 Consolidated Statements of Earnings (Unaudited)

 (In Thousands, Except Per Share Data)                               Three Month Ended           Six Month Ended
                                                                          June 30,                   June 30,
                                                                 --------------------------- -------------------------
                                                                     2000         1999          2000         1999
                                                                 --------------------------  -------------------------

Interest income:
   Interest on loans                                                    $5,744      $5,080       $11,172       $9,864
   Interest on securities                                                  432         358           890          708
   Dividends                                                                84          69           162          124
   Interest on federal funds sold and interest bearing deposits             26          10            55           12
                                                                 --------------------------  -------------------------
      Total interest income                                              6,286       5,517        12,279       10,708
                                                                 --------------------------  -------------------------
Interest expense:
   Interest on deposits                                                  1,660       1,377         3,298        2,802
   Interest on borrowed funds                                            1,218       1,077         2,239        1,985
                                                                 --------------------------  -------------------------
      Total interest expense                                             2,878       2,454         5,537        4,787
                                                                 --------------------------  -------------------------
Net interest income                                                      3,408       3,063         6,742        5,921
Provision for loan losses                                                   50          50           100          100
                                                                 --------------------------  -------------------------
     Net interest income after provision for loan losses                 3,358       3,013          6,642       5,821
Non interest income:
   Deposit servicing fees                                                  142         140           290          253
   Loan servicing fees                                                     104          72           195          141
   Other fees and income                                                   183         127           333          196
   Net (loss) gain from sale of mortgage loans                             (8)          77            19          206
                                                                 --------------------------  -------------------------
      Total non interest income                                            421         416           837          796
                                                                 --------------------------  -------------------------
Non interest expense:
   Salaries and employee benefits                                        1,012         838         1,906        1,655
   Building and equipment expenses                                         247         196           482          376
   Deposit insurance fees                                                   25          17            43           32
   Professional fees                                                       105         125           190          246
   Other                                                                   383         330           822          664
                                                                 --------------------------  -------------------------
      Total non interest expense                                         1,772       1,506         3,443        2,973
                                                                 --------------------------  -------------------------
Income before income taxes                                               2,007       1,923         4,036        3,644
Provision for income taxes                                                 669         674         1,355        1,273
                                                                 --------------------------  -------------------------
Net Income                                                              $1,338      $1,249        $2,681       $2,371
                                                                 ==========================  =========================
Earnings per common share - basic and diluted                            $0.73       $0.68         $1.46        $1.29
                                                                 ==========================  =========================

Weighted common shares outstanding - basic and diluted                   1,842       1,842         1,842        1,842


See accompanying notes to unaudited consolidated financial statements

                             Home Port Bancorp, Inc.

     Consolidated Statements of Changes in Stockholders' Equity (Unaudited) For the six months ended June 30, 2000 and year ended December 31, 1999

(In Thousands, Except Per Share Data)

                                                                                       Accumulated
                                                  Additional                             Other          Total
                                         Common     Paid-in    Retained   Treasury   Comprehensive   Stockholders
                                         Stock      Capital    Earnings    Stock     Income (Loss),      Equity
                                                                                          net
                                       ----------------------------------------------------------------------------
Balance at December 31, 1998              $23       $17,473    $10,918    $(4,397)        $15          $24,032
Net income                                 -           -         5,065       -             -             5,065
Other comprehensive income (loss),
net:
     Change in unrealized  loss on
     securities available for sale         -           -          -          -           (223)            (223)
                                                                                                    ---------------
     Comprehensive income                                                                                4,842
Cash dividends paid at
    $.85 per share                         -           -        (1,565)       -             -            (1,565)
                                       ----------------------------------------------------------------------------
Balance at December 31, 1999               23       17,473      14,418     (4,397)       (208)          27,309
Net income                                 -           -         2,681       -             -             2,681
Other comprehensive income (loss),
net:
     Change in unrealized loss on
     securities available for sale         -           -          -          -            (6)               (6)
                                                                                                    ---------------
     Comprehensive income                                                                                2,675
Cash dividends paid at
    $.50 per share                         -           -          (922)      -             -              (922)
                                       ----------------------------------------------------------------------------
Balance at June 30, 2000                  $23      $17,473     $16,177    $(4,397)     $(214)          $29,062
                                       ============================================================================

See accompanying notes to unaudited consolidated financial statements

                             Home Port Bancorp, Inc.
                Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)                                                                                 Six Months Ended
                                                                                                    June 30,
                                                                                        --------------------------------
                                                                                              2000            1999
                                                                                        --------------------------------
Net cash flows from operating activities:

     Net income                                                                             $2,681          $2,371
     Adjustments to reconcile net income to net cash provided by (used in) operating activities:
         Provision for loan losses                                                             100             100
         Depreciation of building and equipment                                                224             188
         Net gain on sale of mortgage loans                                                    (19)           (206)
         Net loss on securities                                                                  -               -
         Net (accretion) amortization of securities (discounts) premiums                        (2)              4
         Amortization of deferred loan origination fees                                       (137)           (160)
         Amortization of deferred premiums on loans sold                                        18              31
         Net (increase) decrease in accrued income receivable                                 (230)            (93)
         Net increase (decrease) in accrued expenses                                          (440)           (467)
         Net (increase) decrease in loans held for sale                                     (1,804)          3,311
         Net (increase) decrease in prepaid expenses and other assets                         (151)           (162)
         Net increase (decrease) in other liabilities                                          139             (62)
         Net (increase) decrease in deferred income taxes                                      (71)             61
                                                                                        --------------------------------
Net cash provided by (used in) operating activities                                            308           4,916
                                                                                        --------------------------------

Cash flows from investing activities
     Purchases of securities held to maturity                                               (2,000)         (1,821)
     Purchases of securities available for sale                                             (1,000)         (2,633)
     Proceeds from sales of securities available for sale                                        -               -
     Proceeds from maturities/calls of securities                                            5,471           2,370
     Principal payments on mortgage-backed securities                                        1,515           1,498
     Net increase in loans                                                                 (20,057)        (22,352)
     Purchases of land, buildings and equipment                                             (1,144)           (499)
     Purchase of Federal Home Loan Bank stock                                                    -          (1,201)
                                                                                        --------------------------------
Net cash provided by (used in) investing activities                                        (17,215)        (24,638)
                                                                                        --------------------------------

Cash flows from financing activities:
     Net increase (decrease) in deposits                                                     9,462          21,850
     Federal Home Bank advances                                                             16,000           2,000
     Federal Home Loan Bank repayments                                                     (12,500)        (13,061)
     Net increase in short term borrowings                                                   5,661          17,186
     Cash dividends paid                                                                      (922)           (738)
                                                                                        --------------------------------
Net cash provided by (used in) financing activities                                         17,701          27,237
                                                                                        --------------------------------

Net  increase (decrease) in cash and cash equivalents                                          794           7,515
Cash and cash equivalents at beginning of period                                            13,410          12,124
                                                                                        --------------------------------
Cash and cash equivalents at end of period                                                 $14,204         $19,639
                                                                                        ================================

Supplemental  disclosures of cash flow information:
     Cash paid during the period for:
         Interest                                                                           $5,816          $4,685
         Income taxes                                                                        1,719           1,913

See accompanying notes to unaudited consolidated financial statements

                    Home Port Bancorp, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements
                 Unaudited Interim Information for June 30, 2000

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

                                                                           Six Months Ended
                                                                               June 30,
                                                                  ---------------------------------
                                                                       2000             1999
                                                                  ---------------  ----------------
Net income                                                               $2,681            $2,371
Other comprehensive loss, net of tax
  Unrealized loss on securities:
  Unrealized holding losses arising during the period                        (6)             (144)
  Add: reclassification adjustment for losses included in
        net income, net of tax                                                -                 -
                                                                  ---------------  ----------------
                                                                             (6)             (144)
                                                                  ---------------  ----------------
 Comprehensive Income                                                    $2,675            $2,227
                                                                  ===============  ================

                    Home Port Bancorp, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements
                 Unaudited Interim Information for June 30, 2000

3.  Loans, Net (in thousands)
The composition of the balances of loans is as follows:

                                                         June 30,        December 31,
                                                          2000               1999
                                                     ----------------  ----------------

Mortgage loans:
     Residential                                            $166,610         $156,409
     Residential construction                                 40,218           44,533
     Commercial                                               52,888           50,459
     Commercial construction                                   5,325            4,135
                                                     ----------------  ---------------
            Total principal balances                         265,041          256,536
     Less:  Due borrowers on uncompleted loans
            Residential                                      (8,172)         (10,237)
            Commercial                                       (2,274)          (1,167)
     Deferred loan origination fees                            (738)            (781)
                                                     ----------------  ---------------
          Total mortgage loans                               253,857          243,351
Other loans:
     Commercial business                                      18,996           11,966
      Second mortgage                                          1,470            1,430
      Home equity                                              5,587            2,977
      Passbook and stock secured                               1,275              970
      Consumer                                                 1,652            1,564
                                                     ----------------  ---------------
           Total other loans                                  28,980           18,907
Less: Allowance for loan losses                              (4,441)          (3,956)
                                                     ----------------  ---------------
           Loans, net                                       $278,396         $258,302
                                                     ================  ===============

The Federal Home Loan Bank has a blanket lien covering residential mortgage loans as collateral for the Bank's borrowing from the FHLB.

A summary of the transactions in the allowance for loan losses is as follows:

                                                                Six Months Ended
                                                                    June 30,
                                                        -------------------------------
                                                              2000            1999
                                                        -------------------------------
Balance at beginning of period                               $3,956          $3,145
       Provisions                                               100             100
       Recoveries                                               388             504
       Realized losses charged to allowance                      (3)            (10)
                                                        -------------------------------
Balance at end of period                                     $4,441          $3,739
                                                        ===============================
Non-performing loans are summarized as follows:

                                                            June 30,      December 31,
                                                              2000            1999
                                                        -------------------------------
Loans accounted for on a non-accrual basis                  $   -           $   -
Accruing loans 90 days past due                                393              71
Impaired loans                                                  -               -

                    Home Port Bancorp, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements
                 Unaudited Interim Information for June 30, 2000

4.  Deposits (in thousands)

A summary of deposit balances, by type, is as follows:

                                                 June 30,      December 31,
                                                   2000            1999
                                             ---------------------------------
Demand (non-interest bearing)                   $ 27,373        $ 21,515
Savings:
     NOW                                          58,841          49,409
     Regular and 90-day notice accounts           19,331          19,635
     Money market deposit accounts                45,367          47,994
     Advance payments from mortgagors                828             264
                                             ---------------------------------
         Total savings                           120,367         117,302
                                             ---------------------------------
Time certificates of deposit                      79,919          79,380
                                             ---------------------------------
         Total deposits                         $227,659        $218,197
                                             =================================

5.  Commitments

In the normal course of business, there are outstanding commitments that are not reflected in the balance sheet. Firm commitments to originate mortgage and commercial loans were $9.9 million at June 30, 2000.

                    Home Port Bancorp, Inc. and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                 Unaudited Interim Information for June 30, 2000

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

Certain Factors That May Affect Future Results. The following important factors, among others, could cause actual results to differ materially from those contemplated by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time to time. Defined terms used elsewhere in this quarterly report have the same meanings herein as therein. A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, the definitive agreement by which Seacoast Financial Services Corporation will acquire all of the outstanding shares of the Company, the Bank's continued ability to originate quality loans, fluctuating interest rates, real estate market conditions on Nantucket, general and local economic conditions, the Bank's continued ability to attract and retain deposits, new accounting pronouncements and changing regulatory requirements.

Recent Events. On July 21, 2000, the Company announced that its Board of Directors had signed a definitive agreement by which Seacoast Financial Services Corporation ("Seacoast"), holding company for CompassBank for Savings, will acquire all of the outstanding shares of the Company in a cash transaction for $37.00 per share, for a total transaction value of approximately $68.5 million. The transaction, which has been unanimously approved by the Boards of Directors of the Company and Seacoast, is subject to Home Port shareholder and regulatory approval and is expected to close by the end of 2000. Seacoast is a $2.3 billion holding company based in New Bedford, Massachusetts with significant operations in southeastern Massachusetts.

Seacoast will keep Nantucket Bank operating as a separate subsidiary retaining its own name and charter. The present Board of Directors and management of Nantucket Bank will continue to oversee the operations of the Bank. The staff of Nantucket Bank will remain in their current positions to insure that the day to day operations of Nantucket Bank will not be changed. Additionally, one member of the Board of Directors of Nantucket Bank will be added to the Seacoast Board of Directors. There are no job eliminations expected as a result of this transaction.

In connection with the execution of the definitive merger agreement transaction, a reciprocal breakup fee of $3.5 million was negotiated. Also the Company and Seacoast entered into a Stock Option Agreement, granting to Seacoast an option to acquire newly-issued shares equal to 19.9% of the Company's outstanding common stock exercisable in certain circumstances, including a third-party's interference with the transaction. The Company is unaware of any event that has occurred that would permit Seacoast to exercise or assert rights under this option.

At June 30, 2000 the Company had not incurred significant merger-related expenses. Merger-related expenses of approximately $1.3 million are expected to be incurred during the third and fourth quarter of 2000 and will have a negative impact on the Company's reported earnings

                    Home Port Bancorp, Inc. and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                 Unaudited Interim Information for June 30, 2000

                           Consolidated Balance Sheet
                           --------------------------

Total assets of Home Port Bancorp, Inc. (the "Company") grew during the first six months of 2000, increasing $20.0 million, or 6.3%, to $339.3 million at June 30, 2000 from $319.3 million at December 31, 1999. For the comparable period in 1999, total assets increased $28.9 million, or 10.5%. Major balance sheet categories are discussed in detail below.

Net loans outstanding (including loans held for sale) were $285.1 million at June 30, 2000, an increase of $21.9 million, or 8.3%, from $263.2 million at December 31, 1999. For the comparable period in 1999, loans increased $19.3 million, or 8.4%, to $263.2 million from $229.9 million at December 31, 1998. Mortgage loan originations totaled $56.6 million during the first six months of 2000 compared to $88.1 million in the prior year period. The decrease in loan originations is attributed to the higher interest rate environment in 2000. Loan sales decreased to $16.2 million during the first six months of 2000 as compared to $34.3 million for the corresponding 1999 period. The Bank's lending activities are conducted solely on Nantucket.

Total deposits increased by $9.5 million, or 4.3%, to $227.7 million at June 30, 2000 from $218.2 million at December 31, 1999. During the first six months of 1999, deposits increased by $21.8 million, or 11.6%, from $188.7 million at December 31, 1998. These increases in deposits are attributed to a strong Nantucket economy and the Bank's marketing efforts. Substantially all of the Bank's deposits are from Nantucket-related individuals, businesses and government entities.

Borrowed funds, consisting of Federal Home Loan Bank advances, totaled $80.6 million at June 30, 2000, an increase of $9.2 million from the December 31, 1999 total of $71.4 million. At June 30, 1999 borrowed funds totaled $65.0 million. These borrowings are used to fund loans growth and seasonal deposit outflows. Total borrowings represented 24% of total assets at June 30, 2000 compared to 22% at June 30, 1999.

Total stockholders' equity increased by $1.8 million to $29.1 million at June 30, 2000 from $27.3 million at December 31, 1999. This increase reflects net income of $2.7 million less cash dividends declared of $.9 million.

                              Results of Operations
                              ---------------------

For the quarter ended June 30, 1999, the Company reported net income of $1.3 million or $0.73 per share compared to net income of $1.2 million or $0.68 per share for the quarter ended June 30, 1999. For the six months ended June 30, 2000 net income totaled $2.7 million, or $1.46 per share, compared to $2.3 million, or $1.29 per share, for the comparable 1999 period.

Net Interest Income

Net interest income increased $345 thousand, or 11.3%, and $821 thousand, or 13.9%, respectively, for the three and six months ended June 30, 2000 as compared to the prior year. These increases were primarily the result of an increase in the average volume of loans and deposits. Additional information on average balances, interest and yields, calculated on a tax-equivalent basis, is provided in the following two tables:

                    Home Port Bancorp, Inc. and Subsidiaries
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                 Unaudited Interim Information for June 30, 2000

(in thousands)                            Six Months Ended June 30, 2000            Six Months Ended June 30, 1999
                                     ------------------------------------------ ---------------------------------------
                                        Average        Interest      Yield/        Average      Interest     Yield/
                                      Balance (1)        (2)          Rate       Balance (1)       (2)        Rate
                                     ------------------------------------------ ---------------------------------------
Interest earning assets:
    Residential loans                  $201,282         $7,522       7.47%        $176,125       $6,543      7.43%
    Commercial loans                     70,702          3,249       9.19%          64,712        3,047      9.42%
    Consumer loans                        8,486            402       9.47%           5,617          274      9.76%
                                     ------------------------------------------ ---------------------------------------
Total loans                             280,470         11,172       7.97%         246,454        9,864      8.00%
    Securities and FHLB Stock            34,277          1,164       6.79%          30,040          903      6.01%
                                     ------------------------------------------ ---------------------------------------
Total interest earning assets           314,747         12,337       7.84%         276,494       10,767      7.79%
                                     ------------------------------------------ ---------------------------------------
Interest bearing liabilities:
    Deposits                            201,428          3,298       3.28%         170,199        2,802      3.30%
    Borrowed funds                       77,727          2,239       5.78%          72,373        1,985      5.50%
                                     ------------------------------------------ ---------------------------------------
Total interest bearing liabilities      279,155          5,537       3.98%         242,572        4,787      3.96%
                                     ------------------------------------------ ---------------------------------------

Net interest income                                     $6,800                                   $5,980
                                                      =========                                =========
Interest rate spread                                                 3.86%                                   3.83%
                                                                   ========                                ========
Net interest margin                                                  4.32%                                   4.33%
                                                                   ========                                ========

(1) Average balances include the assets held for sale, available for sale and held to maturity.
(2) A tax-equivalent ("FTE") adjustment has been included in the calculations to reflect this income as if it had been fully taxable. The FTE adjustment is based upon the applicable federal and state income tax rates. The FTE adjustment included in interest income was $57 thousand in 2000 and $59 thousand in 1999.

The effect on net interest income as a result of changes in average interest rates and balances follows:

(in thousands)                                     Six Months Ended June 30, 2000 vs. 1999
                                        --------------------------------------------------------------
                                                           Changes Due to Increase
                                                                 (Decrease)
                                        --------------------------------------------------------------
                                                          Average       Average       Average Rate/
                                            Total       Balance (1)     Rate (2)       Volume (3)
                                        --------------------------------------------------------------
Interest earning assets:
    Residential loans                       $  979        $  935         $   35          $  9
    Commercial loans                           202           282            (74)           (6)
    Consumer loans                             128           140             (8)           (4)
                                        --------------------------------------------------------------
Total loans                                  1,308         1,357            (47)           (2)
    Securities and FHLB Stock                  261           127            117            17
                                        --------------------------------------------------------------
Total interest earning assets                1,570         1,484             70            16
                                        --------------------------------------------------------------

Interest bearing liabilities:
    Deposits                                   496           515            (17)           (2)
    Borrowed funds                             254           147            101             6
                                        --------------------------------------------------------------
Total interest bearing liabilities             750           662             84             4

                                        --------------------------------------------------------------
Net interest income                         $  820        $  822         $  (14)         $ 12
                                        ==============================================================

(1) Represents the changes in average balance multiplied by prior period yield.
(2) Represents the changes in yield multiplied by prior period average balance.
(3) Represents the changes in yield multiplied by changes in average balance.

                    Home Port Bancorp, Inc. and Subsidiaries
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                 Unaudited Interim Information for June 30, 2000

Non-interest income

Non-interest income increased by $5 thousand, or 1.2%, and $41 thousand, or 5.2%, respectively, in the three and six month periods ended June 30, 2000 as compared to the prior year. These increases were primarily due to increases in fees from the sale of non-deposit investment products offset by reductions in net gains from the sale of loans. Gains from loan sales decreased to $19 thousand in the first six months of 2000 from $206 thousand in the corresponding 1999 period. For the second quarter the Company recognized a loss on the sale of loans of $8 thousand compared to gains of $77 thousand in the corresponding 1999 quarter. These decreases were due to the decrease in the amount of loans sold and rising interest rates.

Non-interest expense

Non interest expense increased by $266 thousand, or 17.7%, and $470 thousand, or 15.8%, respectively, in the three and six month periods ending June 30, 2000 as compared to the prior year. These increases are due to the costs associated with additional office space leased in 2000, the additions and renovations to the Bank's main office and additional staffing to service the increased loan and deposit business. The Company's efficiency ratio was 45.4% for the six months ended June 30, 2000 versus 44.3% in comparable 1999 period. Total non-interest expenses were 2.07% of average assets in both the six months ended June 30, 1999 and 2000.

Return on Equity

Return on average equity decreased slightly to a rate of 19.03% (annualized) for the six months ended June 30, 2000 from 19.23% for the corresponding period in 1999. This increase is the result the increase in earnings described above.

Provision for Loan Losses

The allowance for loan losses at June 30, 2000 was $4.4 million or 1.53% of total loans compared to $3.9 million, or 1.50% of total loans, at December 31, 1999. During the six months ending June 30, 2000 the loan loss reserve increased by $485 thousand due to net recoveries of $388 thousand and a loan loss provision of $100 thousand, offset by charge-offs of $3 thousand. The Bank believes its current level of loan loss reserves to be adequate. Any unforeseen future economic problems, however, could lead to the Bank experiencing additional delinquencies that may require additional provisions for loan losses.

Non-performing Loans and Other Real Estate Owned

The Bank's non-performing loans totaled $393 thousand at June 30, 2000 compared to $71 thousand at December 31, 1999. None of these loans were to affiliated persons. At both June 30, 2000 and December 31, 1999 the Bank had no other real estate owned. The Bank had no loans that were considered impaired at either June 30, 2000 or December 31, 1999.

At June 30, 1999 management has identified $983 thousand of loans that, while currently performing, may pose potential problems due to some doubts about the ability of the borrowers to comply with all of their present loan repayment terms. The resolution of these loans is not yet known. The Bank believes that its allowance for loan losses is adequate to absorb any losses that may result from these loans.

                    Home Port Bancorp, Inc. and Subsidiaries
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                 Unaudited Interim Information for June 30, 2000

Income Taxes

The Company's effective income tax rate for the quarter ended June 30, 2000 was 33.3% compared to 35.0% for the comparable prior year quarter. For the six months ended June 30, 3000 the effective tax rate was 33.6% compared to 34.9% in the comparable 1999 period. These tax rates are reflective of the proportion of income earned by certain non-bank subsidiaries that is taxed, for state tax purposes, at lower rates.

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

At June 30, 2000 and December 31, 1999 the Company's and the Bank's capital ratios were in excess of regulatory requirements.

                    Home Port Bancorp, Inc. and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                 Unaudited Interim Information for June 30, 2000

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

Item 2.   Changes in Securities.
          ----------------------
          Not applicable.

Item 3.   Defaults Upon Senior Securities.
          --------------------------------
          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          a. The annual meeting of shareholders was held on May 12, 2000.

          b. Set forth below is a brief description of each matter voted upon at the meeting, including the number of votes cast for, against, or withheld, as well as the number abstentions and including a separate tabulation with respect to each nominee for office:

          (i)  Election of directors:

               William P. Hourihan, Jr.: 1,740,014 votes for, 5,014 votes withheld.

               Karl L. Meyer: 1,739,985 votes for, 5,043 votes withheld.

          (ii) Ratification of KPMG LLP as independent  auditors for fiscal year
               2000:   1,736,134   votes  for,   1,708  votes   against,   7,186
               abstentions.

Item 5.   Other Information.
          ------------------
          A cash dividend of $.25 per common share was declared on April 28, 2000. The dividend was paid on May 26, 2000 to shareholders of record as of May 12, 2000.

          Declaration of dividends by the Board of Directors depends on a number of factors, including capital requirements, regulatory limitations, the Company's operating results and financial condition and general economic conditions.

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

          a. Exhibits - None
             --------

          b. Reports on Form 8-K - No  reports  on  Form 8-K were filed  during
             -------------------
             the quarter ended June 30, 1999.

                    Home Port Bancorp, Inc. and Subsidiaries

Signatures
----------

     In accordance with the requirements of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Home Port Bancorp, Inc.
                                  -------------------------------------
                                               (Registrant)



Date:  August 2, 2000                    By: /s/ Karl L. Meyer
                                  -------------------------------------
                                           Karl L. Meyer
                                  President and Chief Executive Officer
                                    (Duly Authorized Representative)


Date:  August 2, 2000                    By: /s/ John M. Sweeney
                                  --------------------------------------
                                        John M. Sweeney, Treasurer
                                  (chief financial & accounting officer)