Form 10-Q
period 2000-09-30
HOME PORT BANCORP INC
filed 2000-11-14
CIK 832769

SECURITIES AND EXCHANGE COMMISSIO
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

X Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000 or

__ Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____ .

                         Commission file number 0-17099

                             HOME PORT BANCORP, INC.
                  --------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          Delaware                                        04-3016821
 (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                    Identification Number)

          104 Pleasant Street
       Nantucket, Massachusetts                            02554
(Address of principal executive office)                  (Zip Code)


                                 (508) 228-0580
                    ----------------------------------------
                (Issuer's telephone number, including area code)


                                 Not applicable
                   -----------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes    X                   No ____ .
                           ---

The number of shares outstanding of each of the registrant's classes of common stock as of June 30, 2000:

           Common Stock $.01 par value                  1,841,890
           ---------------------------             --------------------
                (Title of Class)                   (Shares Outstanding)

                             Home Port Bancorp, Inc.

                                      INDEX

PART I - FINANCIAL INFORMATION                                                      Page No.
                                                                                 --------------
      Item 1  - Financial Statements
             Consolidated Balance Sheets at September 30, 2000 and                     3
             December 31, 1999.

             Consolidated Statements of Earnings for the three months and nine
             months ended September 30, 2000 and 1999                                  4

             Consolidated Statements of Changes in Stockholders' Equity for the
             nine
             months ended September 30, 2000 and for the year ended                    5
              December 31, 1999

             Consolidated Statements of Cash Flows for the nine months                 6
             ended September 30, 2000 and 1999

             Notes to Consolidated Financial Statements                               7-9

      Item 2  - Management's Discussion and Analysis of Financial Condition          10-15
             and Results of Operation

      Item 3  - Quantitative and Qualitative Disclosures About Market Risk            16

PART II - OTHER INFORMATION                                                           17


             Signatures                                                               18

                             Home Port Bancorp, Inc.
                           Consolidated Balance Sheet

   (In Thousands, Except Share Data)                          September 30,  December 31,
                                                                  2000           1999
                                                               (unaudited)
                                                              ---------------------------
   Assets
   Cash and due from banks                                         $ 16,168      $11,894
   Federal Funds sold                                                  -           1,440
   Interest bearing deposits in banks                                  -              76
                                                              ---------------------------
       Total cash and cash equivalents                               16,168       13,410
   Securities held to maturity (market value $15,014
     and $18,050)                                                    15,227       15,599
   Securities available for sale (amortized cost of
     $11,911 and $17,087)                                            12,342       16,741
   Loans, net of allowance for loan losses of $4,489
     and $3,956 (note 3)                                            274,516      258,302
   Loans held for sale                                               11,287        4,934
   Stock in Federal Home Loan Bank of Boston, at cost                 4,477        4,477
   Land, buildings and equipment, net                                 3,423        2,364
   Accrued income receivable                                          1,781        1,577
   Net deferred tax asset                                               817          742
   Prepaid expenses and other assets                                  1,251        1,114
                                                              ---------------------------
       Total assets                                                $341,289     $319,260
                                                              ===========================

   Liabilities and Stockholders' Equity
   Liabilities:
   Deposits (Note 4)                                               $248,417     $218,197
   Borrowed funds                                                    59,956       71,417
   Accrued expenses                                                   1,930        1,868
   Other liabilities                                                    773          469
                                                              ---------------------------
       Total liabilities                                            311,076      291,951
                                                              ---------------------------

   Commitments and contingencies (notes 3 and 5)

   Stockholders' equity
   Preferred stock, $.01 par value, 2,000,000 shares
     authorized, none issued                                           -            -
   Common stock, $.01 par value, 10,000,000 shares
     authorized, 2,325,494 shares issued                                 23           23
   Additional paid-in capital                                        17,473       17,473
   Retained earnings                                                 17,231       14,418
   Accumulated other comprehensive loss, net:
      Unrealized loss on securities available for sale,
       net of taxes  (note 2)                                         (117)        (208)
   Less: Treasury stock, at cost (483,604 shares)                   (4,397)      (4,397)
                                                              ---------------------------
       Total stockholders' equity                                    30,213       27,309
                                                              ---------------------------
       Total liabilities and stockholders' equity                  $341,289     $319,260
                                                              ===========================


   See accompanying notes to unaudited consolidated financial statements.

                             Home Port Bancorp, Inc.
                 Consolidated Statements of Earnings (Unaudited)

 (In Thousands, Except Per Share Data)                 Three Months Ended     Nine Months Ended
                                                          September 30,         September 30,
                                                      --------------------- ---------------------
                                                         2000      1999        2000      1999
                                                      --------------------- ---------------------
Interest income:
   Interest on loans                                      $5,874    $5,003     $17,046   $14,867
   Interest on securities                                    428       408       1,318     1,116
   Dividends                                                  90        74         252       198
   Interest on federal funds sold and interest                26        10          81        28
bearing deposits
                                                      --------------------- ---------------------
      Total interest income                                6,418     5,501      18,697    16,209
                                                      --------------------- ---------------------
Interest expense:
   Interest on deposits                                    1,799     1,501       5,097     4,303
   Interest on borrowed funds                              1,070       751       3,309     2,736
                                                      --------------------- ---------------------
      Total interest expense                               2,869     2,252       8,406     7,039
                                                      --------------------- ---------------------
Net interest income                                        3,549     3,249      10,291     9,170
Provision for loan losses                                     50        50         150       150
                                                      --------------------- ---------------------
     Net interest income after provision for loan
        losses                                             3,499     3,199      10,141     9,020
Non interest income:
   Deposit servicing fees                                    137       119         427       372
   Loan servicing fees                                        98        88         293       229
   Other fees and income                                     188       206         521       402
   Net gain from sale of mortgage loans                       20        38          39       244
                                                      --------------------- ---------------------
      Total non interest income                              443       451       1,280     1,247
                                                      --------------------- ---------------------
Non interest expense:
   Salaries and employee benefits                          1,050       876       2,956     2,531
   Building and equipment expenses                           264       200         746       576
   Deposit insurance fees                                     26        16          69        48
   Professional fees                                          78        68         268       314
   Merger costs (Note 1)                                     293         -         293         -
   Other                                                     500       409       1,322     1,073
                                                      --------------------- ---------------------
      Total non interest expense                           2,211     1,569       5,654     4,542
                                                      --------------------- ---------------------
Income before income taxes                                 1,731     2,081       5,767     5,725
Provision for income taxes                                   677       721       2,032     1,994
                                                      --------------------- ---------------------
Net Income                                                $1,054    $1,360      $3,735    $3,731
                                                      ===================== =====================
Earnings per common share - basic and diluted              $0.57     $0.74       $2.03     $2.03
                                                      ===================== =====================
Weighted common shares outstanding - basic                 1,842     1,842       1,842     1,842
Weighted common shares outstanding - diluted               1,845     1,842       1,845     1,842


See accompanying notes to unaudited consolidated financial statements

                             Home Port Bancorp, Inc.
     Consolidated Statements of Changes in Stockholders' Equity (Unaudited) For the nine months ended September 30, 2000 and year ended December 31, 1999

(In Thousands, Except Per Share Data)

                                                                                     Accumulated
                                                   Additional                          Other          Total
                                         Common     Paid-in    Retained  Treasury   Comprehensive  Stockholders
                                         Stock      Capital    Earnings   Stock        Income        Equity
                                                                                    (Loss), net
                                        ---------  ----------  --------- ---------  -------------  ------------
Balance at December 31, 1998              $23       $17,473    $10,918   $(4,397)     $  15          $24,032
Net income                                 -           -         5,065      -            -             5,065
Other comprehensive income (loss), net:
     Change in unrealized loss on
     Securities available for sale         -           -          -         -          (223)            (223)
                                                                                                   ------------
     Comprehensive income                                                                              4,842
Cash dividends paid at
    $.85 per share                         -           -        (1,565)      -           -            (1,565)
                                        ---------  ----------  --------- ---------  -------------  ------------
Balance at December 31, 1999               23        17,473     14,418    (4,397)      (208)          27,309
Net income                                 -           -         3,735       -           -             3,735
Other comprehensive income
(loss), net:
     Change in unrealized loss on
     securities available for sale         -           -          -          -           91               91
                                                                                                   ------------
     Comprehensive income                                                                              3,826
Cash dividends paid at
    $.50 per share                         -           -          (922)      -           -              (922)
                                        ---------  ----------  --------- ---------  -------------  ------------
Balance at September 30, 2000             $23       $17,473    $17,231   $(4,397)     $(117)         $30,213
                                        =========  ==========  ========= =========  =============  ============


See accompanying notes to unaudited consolidated financial statements

                             Home Port Bancorp, Inc.
                Consolidated Statements of Cash Flows (Unaudited)


(In Thousands)                                                                 Nine Months Ended
                                                                                 September 30,
                                                                         ----------------------------
                                                                               2000          1999
                                                                         ----------------------------
Net cash flows from operating activities:
     Net income                                                               $3,735        $3,731
     Adjustments to reconcile net income to net cash provided by (used
     in) operating activities:
        Provision for loan losses                                                150           150
        Depreciation of building and equipment                                   357           274
        Net gain on sale of mortgage loans                                      (39)         (244)
        Net (accretion) amortization of securities (discounts) premiums          (2)             4
        Amortization of deferred loan origination fees                            56         (190)
        Amortization of deferred premiums on loans sold                           25            42
        Net (increase) decrease in accrued income receivable                   (204)          (98)
        Net increase (decrease) in accrued expenses                               62            66
        Net (increase) decrease in loans held for sale                       (6,339)         6,133
        Net (increase) decrease in prepaid expenses and other assets           (137)         (192)
        Net increase (decrease) in other liabilities                             304         1,022
        Net (increase) decrease in deferred income taxes                         107            69
                                                                         --------------------------
Net cash provided by (used in) operating activities                          (1,925)        10,767
                                                                         --------------------------

Cash flows from investing activities
     Purchases of securities held to maturity                                (2,000)       (2,912)
     Purchases of securities available for sale                              (1,000)      (10,103)
     Proceeds from sales of securities available for sale                       -            1,370
     Proceeds from maturities/calls of securities                              5,825         1,660
     Principal payments on mortgage-backed securities                          1,857         2,279
     Net increase in loans                                                  (16,420)      (35,827)
     Purchases of land, buildings and equipment                              (1,416)         (745)
     Purchase of Federal Home Loan Bank stock                                   -          (1,201)
                                                                         --------------------------
Net cash provided by (used in) investing activities                         (13,154)      (45,479)
                                                                         --------------------------

Cash flows from financing activities:
     Net increase (decrease) in deposits                                      30,220        51,766
     Federal Home Bank advances                                               39,500        15,000
     Federal Home Loan Bank repayments                                      (25,950)      (23,000)
     Net decrease in short term borrowings                                  (25,011)       (5,561)
     Cash dividends paid                                                       (922)       (1,104)
                                                                         --------------------------
Net cash provided by (used in) financing activities                           17,837        37,101
                                                                         --------------------------
Net  increase (decrease) in cash and cash equivalents                          2,758         2,389
Cash and cash equivalents at beginning of period                              13,410        12,124
                                                                         --------------------------
Cash and cash equivalents at end of period                                   $16,168       $14,513
                                                                         ==========================

Supplemental  disclosures of cash flow information:
     Cash paid during the period for:
        Interest                                                              $8,494        $7,031
        Income taxes                                                           2,169         2,051

See accompanying notes to unaudited consolidated financial statements

                    Home Port Bancorp, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements Unaudited Interim Information for September 30, 2000

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

Recent Events. On July 21, 2000, the Company announced that its Board of Directors had signed a definitive agreement by which Seacoast Financial Services Corporation ("Seacoast"), holding company for CompassBank for Savings, will acquire all of the outstanding shares of the Company in a cash transaction for $37.00 per share, for a total transaction value of approximately $68.5 million. The transaction, which has been unanimously approved by the Boards of Directors of the Company and Seacoast, was approved by to Home Port shareholders on October 20, 2000. The transactions remains subject to regulatory approval and is expected to close by the end of 2000. Seacoast is a $2.3 billion holding company based in New Bedford, Massachusetts with significant operations in southeastern Massachusetts.

At September 30, 2000 the Company had incurred $293 thousand merger-related expenses. Additional merger-related expenses of approximately $1.2 million are expected to be incurred during the fourth quarter of 2000 and will have a negative impact on the Company's reported earnings

2. Comprehensive Income

The following table shows the components of other comprehensive income (in thousands).

                                                                Nine Months Ended
                                                                  September 30,
                                                           ---------------------------
                                                                2000          1999
                                                           ------------- -------------
 Net income                                                      $3,735        $3,731
 Other comprehensive loss, net of tax
  Unrealized loss on securities:
  Unrealized holding losses arising during the period                91         (156)
  Add: reclassification adjustment for losses included in
    net income, net of tax
                                                                     -            -
                                                           ------------- -------------
                                                                     91         (156)
                                                           ------------- -------------
 Comprehensive Income                                            $3,826        $3,575
                                                           ============= =============

                    Home Port Bancorp, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements Unaudited Interim Information for September 30, 2000

3.  Loans, Net (in thousands)

The composition of the balances of loans is as follows:

                                                   Sept. 30,    December 31,
                                                      2000          1999
                                                 ------------  -------------
Mortgage loans:
     Residential                                    $172,598       $156,409
     Residential construction                         46,649         44,533
     Commercial                                       53,985         50,459
     Commercial construction                           5,325          4,135
                                                 ------------  -------------
            Total principal balances                 278,557        256,536
     Less:  Due borrowers on uncompleted loans
            Residential                             (21,719)       (10,237)
            Commercial                               (1,345)        (1,167)
     Deferred loan origination fees                    (725)          (781)
                                                 ------------  -------------
          Total mortgage loans                       254,768        243,351
Other loans:
     Commercial business                              14,492         11,966
      Second mortgage                                  1,103          1,430
      Home equity                                      5,657          2,977
      Passbook and stock secured                       1,250            970
      Consumer                                         1,735          1,564
                                                 ------------  -------------
           Total other loans                          24,237         18,907
Less: Allowance for loan losses                      (4,489)        (3,956)
                                                 ------------  -------------
           Loans, net                               $274,516       $258,302
                                                 ============  =============

The Federal Home Loan Bank has a blanket lien covering residential mortgage loans as collateral for the Bank's borrowing from the FHLB.

A summary of the transactions in the allowance for loan losses is as follows:

                                                      Nine Months Ended
                                                        September 30,
                                                  ---------------------------
                                                      2000          1999
                                                  ---------------------------
Balance at beginning of period                       $3,956        $3,145
      Provisions                                        150           150
      Recoveries                                        390           624
      Realized losses charged to allowance               (7)          (10)
                                                  ---------------------------
Balance at end of period                             $4,489        $3,909
                                                  ===========================

Non-performing loans are summarized as follows:

                                                  September 30,   December 31,
                                                      2000            1999
                                                  ----------------------------
Loans accounted for on a non-accrual basis          $   -           $    -
Accruing loans 90 days past due                        429               71
Impaired loans                                          -                -

                    Home Port Bancorp, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements Unaudited Interim Information for September 30, 2000

4. Deposits (in thousands)

A summary of deposit balances, by type, is as follows:

                                           September 30, December 31,
                                               2000          1999
                                           --------------------------
Demand (non-interest bearing)                 $30,348      $21,515
Savings:
     NOW                                       62,514       49,409
     Regular and 90-day notice accounts        22,090       19,635
     Money market deposit accounts             51,964       47,994
     Advance payments from mortgagors             493          264
                                           --------------------------
        Total savings                         137,061      117,302
                                           --------------------------
Time certificates of deposit                   81,008       79,380
                                           --------------------------
        Total deposits                       $248,417     $218,197
                                           ==========================

5.  Commitments

In the normal course of business, there are outstanding commitments that are not reflected in the balance sheet. Firm commitments to originate mortgage and commercial loans were $11.4 million at September 30, 2000.

                    Home Port Bancorp, Inc. and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
              Unaudited Interim Information for September 30, 2000

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

Recent Events. On July 21, 2000, the Company announced that its Board of Directors had signed a definitive agreement by which Seacoast Financial Services Corporation ("Seacoast"), holding company for CompassBank for Savings, will acquire all of the outstanding shares of the Company in a cash transaction for $37.00 per share, for a total transaction value of approximately $68.5 million. The transaction, which has been unanimously approved by the Boards of Directors of the Company and Seacoast, was approved by to Home Port shareholders on October 20, 2000. The transactions remains subject to regulatory approval and is expected to close by the end of 2000. Seacoast is a $2.3 billion holding company based in New Bedford, Massachusetts with significant operations in southeastern Massachusetts.

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

At September 30, 2000 the Company had incurred $293 thousand merger-related expenses. Additional merger-related expenses of approximately $1.2 million are expected to be incurred during the fourth quarter of 2000 and will have a negative impact on the Company's reported earnings

                    Home Port Bancorp, Inc. and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
              Unaudited Interim Information for September 30, 2000

                           Consolidated Balance Sheet
                           --------------------------

Total assets of Home Port Bancorp, Inc. (the "Company") grew during the first nine months of 2000, increasing $22.0 million, or 9.4%, to $341.3 million at September 30, 2000 from $319.3 million at December 31, 1999. For the comparable period in 1999, total assets increased $41.8 million, or 15.2%. Major balance sheet categories are discussed in detail below.

Net loans outstanding (including loans held for sale) were $285.8 million at September 30, 2000, an increase of $22.6 million, or 8.6%, from $263.2 million at December 31, 1999. For the comparable period in 1999, loans increased $29.9 million, or 13.0%, to $259.8 million from $229.9 million at December 31, 1998. Mortgage loan originations totaled $79 million during the first nine months of 2000 compared to $124 million in the prior year period. The decrease in loan originations is attributed to the higher interest rate environment in 2000. Loan sales decreased to $20.6 million during the first nine months of 2000 as compared to $40.8 million for the corresponding 1999 period. The Bank's lending activities are conducted solely on Nantucket.

Total deposits increased by $30.2 million, or 13.8%, to $248.4 million at September 30, 2000 from $218.2 million at December 31, 1999. During the first nine months of 1999, deposits increased by $51.8 million, or 27.4%, from $188.7 million at December 31, 1998. These increases in deposits are attributed to a strong Nantucket economy and the Bank's marketing efforts. Substantially all of the Bank's deposits are from Nantucket-related individuals, businesses and government entities.

Borrowed funds, consisting of Federal Home Loan Bank advances, totaled $59.9 million at September 30, 2000, a decrease of $11.5 million from the December 31, 1999 total of $71.4 million. At September 30, 1999 borrowed funds totaled $45.4 million. These borrowings are used to fund loan growth and seasonal deposit outflows. Total borrowings represented 18% of total assets at September 30, 2000 compared to 14% at September 30, 1999.

Total stockholders' equity increased by $2.9 million to $30.2 million at September 30, 2000 from $27.3 million at December 31, 1999. This increase reflects net income of $3.7 million less cash dividends declared of $.9 million.

                              Results of Operations
                              ---------------------

For the quarter ended September 30, 2000, the Company reported net income of $1.1 million or $0.57 per share compared to net income of $1.4 million or $0.74 per share for the quarter ended September 30, 1999. For the nine months ended September 30, 2000 net income totaled $3.7 million, or $2.02 per share, compared to $3.7 million, or $2.03 per share, for the comparable 1999 period.

Net Interest Income

Net interest income increased $300 thousand, or 9.2%, and $971 thousand, or 10.6%, respectively, for the three and six months ended September 30, 2000 as compared to the prior year. These increases were primarily the result of an increase in the average volume of loans and deposits. Additional information on average balances, interest and yields, calculated on a tax-equivalent basis, is provided in the following two tables:

                    Home Port Bancorp, Inc. and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
              Unaudited Interim Information for September 30, 2000

(in thousands)                  Nine Months Ended Sept. 30, 2000     Nine Moths Ended Sept. 30, 1999
                               ----------------------------------    --------------------------------
                                   Average    Interest    Yield/         Average   Interest   Yield/
                                 Balance (1)     (2)       Rate        Balance (1)    (2)      Rate
                               ----------------------------------    --------------------------------
Interest earning assets:
    Residential loans             $203,682     $11,423     7.48%        $180,130    $9,933     7.35%
    Commercial loans                71,490       4,979     9.29%          64,956     4,519     9.28%
    Consumer loans                   8,855         645     9.71%           5,688       415     9.73%
                               ----------------------------------    --------------------------------
Total loans                        284,027      17,046     8.00%         250,774    14,867     7.90%
    Securities and FHLB Stock       33,721       1,736     6.87%          30,496     1,342     5.87%
                               ----------------------------------    --------------------------------
Total interest earning assets      317,748      18,783     7.88%         281,270    16,209     7.68%
                               ----------------------------------    --------------------------------

Interest bearing liabilities:
    Deposits                       207,437       5,097     3.27%         179,227     4,303     3.20%
    Borrowed funds                  73,528       3,309     5.99%          66,109     2,736     5.51%
                               ----------------------------------    --------------------------------
Total interest bearing             280,965       8,406     3.99%         245,336     7,039     3.82%
liabilities
                               ----------------------------------    --------------------------------

Net interest income                            $10,377                             $ 9,170
                                           ============                          ==========
Interest rate spread                                       3.89%                               3.86%
                                                       ==========                          ==========
Net interest margin                                        4.35%                               4.35%
                                                       ==========                          ==========

(1) Average balances include the assets held for sale, available for sale and held to maturity.

(2) A tax-equivalent ("FTE") adjustment has been included in the calculations to reflect this income as if it had been fully taxable. The FTE adjustment is based upon the applicable federal and state income tax rates. The FTE adjustment included in interest income was $85 thousand in 2000 and $59 thousand in 1999.

The effect on net interest income as a result of changes in average interest rates and balances follows:

(in thousands)                              Nine months ended September 30, 2000
                                     ---------------------------------------------------
                                                  Changes Due to Increase
                                                         (Decrease)
                                     ---------------------------------------------------
                                                   Average     Average   Average Rate/
                                        Total    Balance (1)  Rate (2)     Volume (3)
                                     ---------------------------------------------------
Interest earning assets:
    Residential loans                     $1,490      $1,298       $ 176           $ 16
    Commercial loans                         460         455           5              0
    Consumer loans                           230         231         (1)              0
                                     ---------------------------------------------------
Total loans                                2,179       1,984         180             15
    Securities and FHLB Stock                394         142         229             23
                                     ---------------------------------------------------
Total interest earning assets              2,574       2,126         409             39
                                     ---------------------------------------------------

Interest bearing liabilities:
    Deposits                                 794         677          94             23
    Borrowed funds                           573         307         238             28
                                     ---------------------------------------------------
Total interest bearing liabilities         1,367         984         332             51

                                     ---------------------------------------------------
Net interest income                       $1,207      $1,142        $ 77          $(12)
                                     ===================================================

(1)  Represents the changes in average balance multiplied by prior period yield.
(2)  Represents the changes in yield multiplied by prior period average balance.
(3)  Represents the changes in yield multiplied by changes in average balance.

                    Home Port Bancorp, Inc. and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
              Unaudited Interim Information for September 30, 2000

Non-interest income

Non-interest income decreased by $8 thousand, or 1.8% for the three months ended September 30, 2000 as compared to the prior year. Non-interest income for the nine months ended September 30, 2000 increased by $33 thousand or 2.6% as compared to the same period in 1999. The increase was primarily due to increases in fees from the sale of non-deposit investment products offset by reductions in net gains from the sale of loans. Gains from loan sales decreased to $39 thousand in the first nine months of 2000 from $244 thousand in the corresponding 1999 period.

Non-interest expense

Non interest expense increased by $642 thousand, or 40.9%, and $1.1 million, or 24.5%, respectively, in the three and nine month periods ending September 30, 2000 as compared to the prior year. These increases are due to the costs associated with additional office space leased in 2000, the additions and renovations to the Bank's main office and additional staffing to service the increased loan and deposit business. Both quarterly and year-to-date results have been adversely impacted by costs associated with the merger. During the third quarter Home Port incurred $293 thousand in direct merger related expenses. Operating expenses (excluding merger costs) continue to be well under industry norms at 2.12% of average assets in 2000 compared to 2.06% in 1999.

Return on Equity

Return on average equity decreased to 17.36% for the nine months ended September 30, 2000 from 19.59% for the corresponding period in 1999. This decrease is primarily the result of the merger- related expenses.

Provision for Loan Losses

The allowance for loan losses at September 30, 2000 was $4.5 million or 1.55% of total loans compared to $3.9 million, or 1.50% of total loans, at December 31, 1999. During the nine months ending September 30, 2000 the loan loss reserve increased by $533 thousand due to net recoveries of $390 thousand and a loan loss provision of $150 thousand, offset by charge-offs of $7 thousand. The Bank believes its current level of loan loss reserves to be adequate. Any unforeseen future economic problems, however, could lead to the Bank experiencing additional delinquencies that may require additional provisions for loan losses.

Non-performing Loans and Other Real Estate Owned

The Bank's non-performing loans totaled $438 thousand at September 30, 2000 compared to $71 thousand at December 31, 1999. None of these loans were to affiliated persons. At both September 30, 2000 and December 31, 1999 the Bank had no other real estate owned. The Bank had no loans that were considered impaired at either September 30, 2000 or December 31, 1999.

At September 30, 2000 management has identified $1.2 million of loans that, while currently performing, may pose potential problems due to some doubts about the ability of the borrowers to comply with all of their present loan repayment terms. The resolution of these loans is not yet known. The Bank believes that its allowance for loan losses is adequate to absorb any losses that may result from these loans.

                    Home Port Bancorp, Inc. and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
              Unaudited Interim Information for September 30, 2000

Income Taxes

The Company's effective income tax rate for the quarter ended September 30, 2000 was 33.4% compared to 34.6% for the comparable prior year quarter. For the nine months ended September 30, 2000 the effective tax rate was 33.5% compared to 34.8% in the comparable 1999 period. These tax rates are reflective of the proportion of income earned by certain non-bank subsidiaries that is taxed, for state tax purposes, at lower rates.

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

At September 30, 2000 and December 31, 1999 the Company's and the Bank's capital ratios were in excess of regulatory requirements.

                    Home Port Bancorp, Inc. and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
              Unaudited Interim Information for September 30, 2000

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

                    Home Port Bancorp, Inc. and Subsidiaries
           Quantitative and Qualitative Disclosures about Market Risk
              Unaudited Interim Information for September 30, 2000

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

Item 2. Changes in Securities.
        ----------------------
        Not applicable.

Item 3. Defaults Upon Senior Securities.
        --------------------------------
        Not applicable.

Item 4. Submission  of  Matters  to a Vote of  Security  Holders
        --------------------------------------------------------
        a. A  special meeting of shareholders was held on October 20, 2000.

        b. Set forth below is a brief description of each matter voted upon at the meeting, including the number of votes cast for, against, or withheld, as well as the number abstentions and including a separate tabulation with respect to each

          (i) To consider and vote upon a proposal and adopt an agreement and plan of merger dated July 20, 2000 by and between Seacoast Financial Services Corporation and Home Port Bancorp, Inc. pursuant to which Home Port Bancorp, Inc. will be acquired by and merged with Seacoast and the shareholders of Home Port Bancorp, Inc. will receive cash of $37.00 per share in exchange for their common stock in Home Port Bancorp, Inc. The number of shares of stock outstanding is 2,325,494; the number of shares entitled to vote is 1,841,890; that the number of share present thereat in person or by proxy is 1,291,049; that the following votes were received and that

               Approve and adopt the agreement and plan of merger: 1,273,794 for, 16,411 against, 844 votes withheld.

Item 5. Other Information.
        ------------------

        Declaration of dividends by the Board of Directors depends on a number of factors, including capital requirements, regulatory limitations, the Company's operating results and financial condition and general economic conditions.

Item 6. Exhibits and Reports on Form 8-K.
        ---------------------------------

        a.  Exhibits - None

        b. Reports on Form 8-K - (1) On August 10, 2000, a Form 8-K was filed with the SEC by the Company stating that the Company had entered into an Agreement and Plan of Merger, on July 20, 2000 with Seacoast Financial Services Corporation, a Massachusetts corporation.

                    Home Port Bancorp, Inc. and Subsidiaries

Signatures
----------

        In accordance with the requirements of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Home Port Bancorp, Inc.
                             -------------------------------------------------
                                               (Registrant)



Date:  November 8, 2000      By: /s/ William P. Hourihan, Jr.
                             -------------------------------------------------
                                     William P. Hourihan, Jr.
                                     Senior Vice President


Date:  November 8, 2000      By: /s/ John M. Sweeney
                             -------------------------------------------------
                                     John M. Sweeney, Treasurer
                               (chief financial & accounting officer)